Form 10-Q
period 2005-06-30
Standard Aero Holdings Inc.
filed 2005-08-24
CIK 1323739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-124394
STANDARD AERO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0432892
(State of Incorporation)	(I.R.S. Employer
Identification Number)
145 Duncan Drive, Suite 1000
San Antonio, Texas 78226
(Address of Principal Executive Offices and Zip Code)
(210) 334-6105
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of July 30, 2005.

INDEX

		Page
		No.
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	2 – 4

	Notes to Condensed Consolidated Financial Statements (Unaudited).	5 – 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26 – 42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43

Item 4.	Controls and Procedures.	44

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

SIGNATURES		48
EX-31.1
EX-31.2
EX-32

Standard Aero Holdings, Inc.
Condensed Consolidated Statement of Operations (Successor) (Unaudited)/
Condensed Combined Statement of Operations (Predecessor) (Unaudited)
For the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004
(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues	$171,781	$189,917	$359,195	$367,868

Operating expenses
Cost of revenues	(145,264)	(154,748)	(299,569)	(301,978)
Selling, general and administrative expense	(12,851)	(11,531)	(25,395)	(22,440)
Amortization of intangible assets	(2,446)	(688)	(4,892)	(1,376)

Total operating expenses	(160,561)	(166,967)	(329,856)	(325,794)

Income from operations	11,220	22,950	29,339	42,074

Interest expense	(8,547)	(1,896)	(17,475)	(3,835)

Income before income taxes	2,673	21,054	11,864	38,239

Benefit (provision) for income taxes	126	(7,924)	(2,587)	(14,418)

Net income	$2,799	$13,130	$9,277	$23,821

The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Condensed Consolidated Balance Sheet (Successor)
As at June 30, 2005 (Unaudited) and December 31, 2004
(In thousands of U.S. dollars)

	June 30,	December 31,
	2005	2004
	(Successor)	(Successor)
Assets
Current assets
Cash and cash equivalents	$83	$27,891
Accounts receivable (less allowance for doubtful accounts of $3,932 and $3,909 at December 31, 2004 and June 30, 2005, respectively)	102,022	111,992
Inventories (note 3)	150,026	146,875
Prepaid expenses and other current assets	7,705	10,994
Income taxes receivable	7,225	4,563
Deferred income taxes	3,584	4,118

Total current assets	270,645	306,433

Deferred finance charges	19,446	21,215
Deferred income taxes	3,545	3,856
Property, plant and equipment, net	139,740	136,140
Intangible assets, net (note 4)	230,874	237,280
Goodwill	240,490	240,490

Total assets	$904,740	$945,414

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$77,614	$106,419
Other accrued liabilities	23,481	24,015
Due to related party	3,940	2,808
Unearned revenue	12,092	12,519
Accrued warranty provision	5,752	6,907
Income taxes payable	6,640	8,608
Current portion of long-term debt (note 5)	1,825	1,985

Total current liabilities	131,344	163,261

Deferred income taxes	82,193	84,522
Long-term debt (note 5)	471,570	487,261

Total liabilities	685,107	735,044

Commitments and contingencies (note 7)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Retained earnings / (deficit)	4,595	(4,682)
Accumulated other comprehensive income	38	52

Total stockholder’s equity	219,633	210,370

Total liabilities and stockholder’s equity	$904,740	$945,414

The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)/
Condensed Combined Statements of Cash Flows (Predecessor) (Unaudited)
(In thousands of U.S. dollars)

	Six months ended June 30,
	2005	2004
	(Successor)	(Predecessor)
Cash provided by (used in)
Operating activities
Net income for the period	$9,277	$23,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,218	10,151
Amortization of deferred finance charges	1,769	272
Deferred income taxes	(505)	(3,423)
Gain on disposal of property, plant and equipment	(9)	—
Other	—	47
Changes in assets and liabilities
Accounts receivable	5,292	(33,838)
Inventories	(3,151)	(35,943)
Prepaid expenses and other current assets	3,275	397
Accounts payable and other current liabilities	(30,921)	66,742
Income taxes payable and receivable	(5,609)	(657)

Net cash provided by (used in) operating activities	(7,364)	27,569

Investing activities
Acquisition of intangibles — licenses	—	(125)
Acquisition of rental assets and spare engines	(9,293)	(6,889)
Acquisition of property, plant and equipment	(5,882)	(4,202)
Proceeds from disposals of rental assets and spare engines	4,730	4,845
Proceeds from disposals of property, plant, and equipment	42	12

Net cash used in investing activities	(10,403)	(6,359)

Financing activities
Repayment of long-term debt	(15,851)	(843)
Change in due to and from related companies	5,810	2,366

Net cash provided by (used in) financing activities	(10,041)	1,523

Net (decrease) increase in cash and cash equivalents	(27,808)	22,733

Cash and cash equivalents — Beginning of period	27,891	22,698

Cash and cash equivalents — End of period	$83	$45,431

Supplemental cash flow information
Cash paid during the six months ended June 30, 2005 and 2004 for:
Interest	$16,253	$3,562
Income taxes	7,805	16,862
The accompanying notes are an integral part of these statements.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations

Successor

Standard Aero Holdings, Inc. was incorporated on June 20, 2004 in the State of Delaware to acquire the MRO business (as described below). Standard Aero Holdings, Inc. and its subsidiaries (the “Company” or the “Successor”) commenced operations on August 25, 2004.

The Company is an independent provider of aftermarket maintenance repair and overhaul (“MRO”) services for gas turbine engines used primarily for military, regional and business aircraft. The Company repairs and overhauls a wide range of aircraft engines and provides its customers with comprehensive, value-added maintenance solutions.

The Acquisition

On August 24, 2004, pursuant to a purchase agreement with Meggitt plc, the Company acquired from Meggitt the MRO Division of Dunlop Standard Aerospace Group Limited (the “Predecessor”) for cash consideration of $699.7 million, including direct costs of the Acquisition of $28.0 million. This transaction is referred to as the Acquisition. The Company is a wholly owned subsidiary of Standard Aero Acquisition Holdings, Inc., which is a corporation formed at the direction of The Carlyle Group. Affiliates of The Carlyle Group own 98.2% of Standard Aero Acquisition Holdings, Inc. common stock. The purchase price was financed by a $215.0 million equity investment from the Company’s parent company, Standard Aero Acquisition Holdings, Inc., $325.0 million of term loans and $200.0 million of senior subordinated notes.

The Acquisition forms part of The Carlyle Group’s aerospace and defence portfolio and expands The Carlyle Group’s presence and expertise in a wide range of global aerospace markets.

The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries subsequent to the Acquisition and also include the combined accounts of the Predecessor prior to the Acquisition. All significant intercompany accounts and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the MRO Division of Dunlop Standard Aerospace Group Limited. As a result of the Acquisition, the combined financial statements of the Predecessor Company are not fully comparable to the consolidated financial statements of the Successor Company due to the different basis of accounting and change in capital structures.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company accounted for the Acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and, accordingly, the Acquisition resulted in a new basis of accounting for the Company. The Company allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Acquisition date, as follows:

August 25, 2004
Current assets
Cash and cash equivalents	$35,700
Accounts receivable	106,372
Inventories	186,718
Prepaid expenses and other current assets	3,205
Property, plant and equipment	136,123
Goodwill	240,490
Intangible assets	241,550

Total assets acquired	950,158

Current liabilities
Accounts payable	120,415
Other current liabilities	15,653
Unearned revenue	17,120
Accrued warranty provision	6,740
Long-term debt	4,872
Deferred income taxes	85,647

Total liabilities assumed	250,447

Net assets acquired for cash	$699,711

The excess of the cost of the Acquisition over the fair values of the net tangible and intangible assets acquired of $240.5 million has been allocated to goodwill. All of the goodwill has been allocated to the Aviation Maintenance, Repair and Overhaul reporting segment of the Company. As at June 30, 2005, the goodwill had not yet been assigned to reporting units. In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment. The majority of the goodwill will not be deductible for income tax purposes. Of the $241.6 million of acquired intangible assets, $97.3 million was assigned to trademarks that have indefinite lives, $98.0 million was assigned to customer relationships that have an estimated weighted average useful life of 17.4 years, $38.4 million was assigned to OEM authorizations and licenses that have an estimated weighted average useful life of 14.2 years, and $7.9 million was assigned to technology and other that have an estimated average useful life of 5 years.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Predecessor

The financial statements of the Predecessor reflect the combined financial position, combined results of operations and combined cash flows of the Predecessor business which includes the accounts of Standard Aero (US) Inc. (formerly Dunlop Standard Aerospace (US) Inc.), related to the MRO business and the accounts of the following entities:

Name	Country of Incorporation
Standard Aero, Inc.	USA
Standard Aero (San Antonio) Inc.	USA
Standard Aero (Alliance) Inc.	USA
Standard Aero Limited	Canada
Standard Aero de Mexico de C.V.	Mexico
Standard Aero (Australia) Pty Limited	Australia
Standard Aero International Pty Limited	Australia
Standard Aero BV	Netherlands
Standard Aero (Asia) Pte Limited	Singapore
Standard Aero (Netherlands) BV (formerly Dunlop Standard Aerospace (Nederland) BV)	Netherlands
Standard Aero (US) Legal Inc. (formerly Dunlop Standard Aerospace (US) Legal Inc.)	USA
Standard Aero Materials Inc. (formerly Dunlop Aerospace Parts Inc.)	USA
Not FM Canada Inc.	Canada
Standard Aerospace BV	Netherlands
Standard Aero vof	Netherlands
Standard Aero (US) Inc.’s (formerly Dunlop Standard Aerospace (US) Inc.) accounts include investments in two wholly-owned subsidiaries which carry on business not related to the MRO Division and, therefore, these investments have been excluded from the Predecessor’s financial statements. All material intra-group balances and transactions have been eliminated in the combination. The combined financial statements reflect a divisional equity account which represents the parent company’s initial investments, accumulated earnings less distributions and advances to and from the parent company. Divisional equity also includes advances to or from related companies made at the discretion of the parent company that are considered investing and financing activities in these financial statements.

Certain administration, management and other services were provided by Dunlop Standard Aerospace Group Limited including, but not limited to, executive and strategic management, accounting and financial reporting, treasury, cash management, employee benefit administration, training and redesign services. The Predecessor was charged an allocation for these services by Dunlop Standard Aerospace Group Limited. All allocations and estimates are based on assumptions that management believes are reasonable. However, the combined results of operations, combined divisional equity and combined cash flows of the Predecessor for the period from January 1, 2004 to June 30, 2004, may not necessarily reflect those that would have occurred had the Predecessor operated autonomously as an entity independent of Dunlop Standard Aerospace Group Limited.

Seasonality

The Company does not experience significant fluctuations in earnings or cash flows due to seasonality.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of presentation

The unaudited condensed consolidated financial statements of the Successor and the unaudited condensed combined consolidated financial statements of the Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements and the unaudited combined financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company as of December 31, 2004 and for the period from August 25, 2004 to December 31, 2004 and the combined financial statements and footnotes of the MRO Division of Dunlop Standard Aerospace Group Limited as of December 31, 2003 and for the period from January 1, 2004 to August 24, 2004 and the years ended December 31, 2003 and December 31, 2002.

2	Summary of significant accounting policies

The consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are reported in U.S. dollars.
a)	Revenue recognition

The Company’s revenues related to engine maintenance, repair and overhaul services includes the provision of services and parts which are accounted for as a single accounting unit. These revenues and related cost of revenues are recognized when the services are completed or repaired parts are shipped to the customer. The Company’s standard terms and conditions provide that title and risk of loss passes to the customer when the customer owned material is shipped to the customer. Amounts received in advance from customers are recorded as unearned revenue.

Certain of the Company’s arrangements may include multiple elements consisting both of engine repair and overhaul services and engine rentals. In these arrangements, the service and rental elements are divided into separate units of accounting based on the relative fair values of each unit and each unit is accounted for in accordance with the policies noted above.

Lease income associated with the rental of engines or engine modules to customers is recorded based on time incurred (i.e., on the number of hours flown) as reported to the Company by the customer. Provisions for estimated loss on work orders in progress are provided in the period the loss is probable and can be reasonably estimated.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
b)	Goodwill and intangible assets

Intangibles with definite lives of the Successor are being amortized over 1 to 20 years with a weighted average of 12.6 years. Intangibles with definite lives of the Predecessor were being amortized over 3 to 40 years with a weighted average of 31.5 years. The goodwill and intangible assets determined to have indefinite lives are tested for impairment annually or if the situation indicates that the asset might be impaired.

Intangible assets having definite lives are recorded at cost and amortized over their estimated useful lives or terms of licenses, using the straight-line method, as summarized below:

	Successor	Predecessor
Customer relationships	1 to 20 years	13 to 40 years
OEM authorizations and licenses	4 to 17 years	3 to 10 years
Technology and other	5 years	—
c)	Income taxes

The Company recognizes deferred tax assets and liabilities using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to record the deferred tax assets at an amount expected more likely than not to be recoverable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted as a reduction in the cost of the asset or as a reduction in associated operating costs when it is likely that such credits will be realized. These investment tax credits are used to reduce current and future taxes payable.

d)	Share-based compensation

The Company does not have a share-based compensation plan. However, certain employees of the Company participate in the Stock Option and Purchase Plan of the Company’s parent, Standard Aero Acquisition Holdings, Inc. Options granted by Standard Aero Acquisition Holdings, Inc. had an exercise price equal to fair value of the underlying stock on the date of the grant. The parent company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting to Stock Issued to Employees”.

The following table illustrates the effect on net income of the Successor if Standard Aero Acquisition Holdings, Inc. had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

January 1, 2005
to June 30, 2005
Net income, as reported	$9,277
Deduct: Stock-based compensation expense calculated in accordance with SFAS No. 123	(253)

Pro forma net income	$9,024

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e)	New accounting standards
In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement 123R, “Share-Based Payments”, that is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. The standard is applicable to the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company intends to adopt the standard on a prospective basis as of January 1, 2006 and does not expect the adoption of the standard to have a significant impact on its financial position or results of operations.
In November 2004, the FASB released Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of the statement are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to adopt the standard as of January 1, 2006 and does not expect the adoption of the standard to have an impact on its financial position or results of operations.
f)	Comparative Figures
Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.
3 Inventories

	June 30,	December 31,
	2005	2004
	(Successor)	(Successor)
Raw materials	$76,302	$74,897
Work in process	73,724	71,978

	$150,026	$146,875

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4 Intangible assets
Intangible assets are comprised of:

	Gross carrying	Accumulated	Net carrying
At June 30, 2005 (Successor)	amount	Amortization	amount

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$6,837	$91,163
OEM authorizations and licenses	38,350	2,522	35,828
Technology and other	7,900	1,317	6,583

	144,250	10,676	133,574
Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$10,676	$230,874

	Gross carrying	Accumulated	Net carrying
At December 31, 2004 (Successor)	amount	amortization	amount

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$2,735	$95,265
OEM authorizations and licenses	38,350	1,008	37,342
Technology and other	7,900	527	7,373

	144,250	4,270	139,980
Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$4,270	$237,280

The Successor’s amortization expense for the period from January 1, 2005 to June 30, 2005 was $6,406. The Predecessor’s amortization expense for the period January 1, 2004 to June 30, 2004 was $2,810.
The estimated amortization expense for each five succeeding years of the Successor will be approximately $11,611.
Amortization of OEM authorizations and licenses is included within cost of revenues.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5 Long-term debt
Long-term debt is summarized as follows:

	June 30,	December 31,
	2005	2004
	(Successor)	(Successor)
Term loans	$270,000	$285,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	3,395	4,246

	473,395	489,246
Less: Current portion	1,825	1,985

Long-term debt	$471,570	$487,261

As a result of the acquisition of the MRO Division of Dunlop Standard Aerospace Group Limited, the Company entered into a credit agreement on August 24, 2004.
The Company had outstanding bank term loans of $270 million at June 30, 2005. The Company has provided as collateral for the loan substantially all of its assets. The term of the loans is eight years repayable by installments of $43.3 million in 2011 and $226.7 million in 2012. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $270 million were denominated and are repayable in US dollars, and bear interest at 5.68% at June 30, 2005 (4.99% at December 31, 2004). As of April 1, 2005, borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. At the option of the Company, borrowing under the revolving credit facility will bear interest at 1.50% plus the Base Prime Rate or 2.50% plus the Eurodollar rate. The related commitment fee is equal to 0.5% of the undrawn credit facility. There were no borrowings outstanding under the revolving credit facility at June 30, 2005. As of April 1, 2005, borrowing under the revolving credit facility will bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.5% plus the Eurodollar rate. The related commitment fee will equal between 0.375% and 0.5% of the undrawn credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement.
In addition, subordinated unsecured senior notes of $200.0 million were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the bond at pre-determined premiums.
Certain of these facilities contain covenants that restrict the Company’s ability to raise additional financings in the future, and the Company’s ability to pay dividends. The financial covenants are based on long-term solvency ratios calculated from the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States.
The Successor’s weighted average interest rate of borrowings under the credit agreement was 5.23% for the period January 1 to June 30, 2005.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6 Employee benefit plans
The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post retirement benefits or supplemental retirement plans. Contribution costs for the defined benefit and defined contribution pension plans incurred by the Successor for the six months ended June 30, 2005 were $3,447 and contribution costs incurred by the Predecessor for the six months ended June 30, 2004 were $2,319.
7 Commitments and contingencies
Commitments
The Company leases facilities, office equipment, machinery, computer, and rental engines under non-cancellable operating leases having initial terms of more than one year.
Contingent liabilities
The Company is involved, from time to time, in legal actions and claims arising in the ordinary course of business. While the ultimate result of these claims cannot presently be determined, management does not expect that these matters will have a material adverse effect on the financial condition, statement of operations or cash flows of the Company.
The Company has facilities that are located on land that has been used for industrial purposes for an extended period of time. The Company has not been named as a defendant to any environmental suit. Although the Predecessor has, from time to time, been required to pay fines in connection with violations of certain environmental requirements, management believes that the Company is currently in substantial compliance with environmental laws. The Company incurs capital and operating costs relating to environmental compliance on an ongoing basis. Management does not, however, believe that the Company will be required under existing environmental laws to expend amounts that would have a material adverse effect to its financial condition or results of operations as a whole.
8 Stock options
Certain employees of the Company are eligible to participate in Standard Aero Acquisition Holdings, Inc.’s Stock Option and Purchase Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options have been approved for issuance under this Plan. As of June 30, 2005, 206,071 stock options are outstanding, each of which may be used to purchase one share of Standard Aero Acquisition Holdings, Inc.’s common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.
Additional Stock Options were granted, under a new plan, to several of the board of Directors. Under this plan options have a ten year life and an exercise price of one hundred dollars per share. The options may be used to purchase one share of common stock and vest over a one year period, in four equal amounts on a three month basis.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the stock option grants:

Outstanding as of December 31, 2004	206,071
Granted	3,000
Exercised	—
Cancelled	—

Outstanding as of June 30, 2005	209,071

Weighted average remaining life as of June 30, 2005	5.5

Options exercisable as of June 30, 2005	17,952
The Company has elected to apply the provisions of APB No. 25. For the period from August 25, 2004 to December 31, 2004, no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2004 was $3,855 and the weighted average fair value per share was nineteen dollars per share. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $253 in the six month period ending June 30, 2005.
The fair value of the options was estimated at the measurement date using the minimum value method, and assumed no dividends or volatility, a risk-free interest rate of 4.13% and an expected option life of 6 years.
9 Related party transactions
At June 30, 2005, the Company has an outstanding payable of $3,940 to its parent, Standard Aero Acquisition Holdings, Inc. for cash advanced by Standard Aero Acquisition Holdings, Inc. The payable is non-interest bearing and has no repayment terms.
The Carlyle Group charges the Company a monthly management fee of $125. As at June 30, 2005, the Company has prepaid $375 of its monthly management fees related to future periods.
10 Guarantees
The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at June 30, 2005 was approximately $3,800 (Successor) (2004 — $2,603 (Predecessor)).
In connection with the Acquisition, the Company and an affiliate of Meggitt entered into a separation agreement. The separation agreement provides, among other things, that the Company will indemnify Meggitt and its subsidiaries for liabilities relating to the MRO business and that Meggitt Acquisition Limited will indemnify the Company for liabilities arising out of the aerospace design and manufacturing business purchased by Meggitt. The separation agreement also requires that the Company indemnify Meggitt and its subsidiaries for 50% of the liabilities of Dunlop Standard Aerospace Group Limited and its subsidiaries assumed by Meggitt in connection with the Acquisition that relate to any former business or activity of Dunlop Standard Aerospace Group Limited other than the MRO business or the aerospace design and manufacturing business. As at June 30, 2005, there are no indemnification claims known to the Company, and accordingly, no amount has been accrued in these consolidated financial statements.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Warranty guarantee
Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.
Changes in the carrying amount of accrued warranty costs are summarized as follows:

Balance at December 31, 2003 (Predecessor)	$(4,627)
Warranty costs incurred	1,297
Warranty accrued	(1,853)
Warranty reversal	1,245

Balance at June 30, 2004 (Predecessor)	(3,938)

Balance at December 31, 2004 (Successor)	(6,907)
Warranty costs incurred	1,329
Warranty accrued	(174)

Balance at June 30, 2005 (Successor)	$(5,752)

11 Segment information
The Company has three principal operating segments, which are the Aviation Maintenance Repair and Overhaul, Energy Services and Redesign Services. The Aviation Maintenance Repair and Overhaul segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Energy Services segment provides services for engines and other components that have a non-aviation application. The Redesign Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment. These segments were adopted on December 20, 2004 by the Company. The Predecessor’s results have been restated to reflect the current segment structure.
The Company has determined that it has one reportable segment: Aviation Maintenance Repair and Overhaul. Other Services are comprised of Redesign Services and Energy Services; these operating segments were not separately reported as they do not meet any of the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).
Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses are not allocated to the segments. Unallocated corporate assets of the Successor relate primarily to cash, deferred finance charges and deferred income taxes. Unallocated assets of the Predecessor relate to cash, deferred finance charges, deferred income taxes, indefinite lived intangibles and goodwill.
There are no revenues between segments.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the three months ended June 30, 2005 (Successor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total

Revenues	$166,652	$5,129	$—	$171,781

Income (loss) from operations	15,569	(1,811)	(2,538)	11,220

Depreciation and amortization	6,228	232	—	6,460

Total assets	849,018	28,412	27,310	904,740

Goodwill	240,490	—	—	240,490

Capital and intangible expenditures	7,884	429	13	8,326

For the three months ended June 30, 2004 (Predecessor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total

Revenues	$182,507	$7,410	$—	$189,917

Income (loss) from operations	25,855	(1,229)	(1,676)	22,950

Depreciation and amortization	5,282	239	—	5,521

Goodwill	—	—	74,751	74,751

Capital and intangible expenditures	5,603	425	—	6,028

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended June 30, 2005 (Successor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total

Revenues	$349,156	$10,039	$—	$359,195

Income (loss) from operations	37,888	(3,151)	(5,398)	29,339

Depreciation and amortization	12,725	493	—	13,218

Total assets	849,018	28,412	27,310	904,740

Goodwill	240,490	—	—	240,490

Capital and intangible expenditures	14,481	677	26	15,184

For the six months ended June 30, 2004 (Predecessor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total

Revenues	$353,881	$13,987	$—	$367,868

Income (loss) from operations	47,068	(2,107)	(2,887)	42,074

Depreciation and amortization	9,668	483	—	10,151

Goodwill	—	—	74,751	74,751

Capital and intangible expenditures	10,432	777	7	11,216

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12 Guarantor Information
Separate financial statements of the Guarantor Subsidiaries are not presented because guarantees of the Notes are full and unconditional and joint and several. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the Acquisition. The Guarantor Subsidiaries are 100% owned by the Company.
Condensed Combining Statements of Operations (Successor)
For the three months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$145,952	$27,405	$(1,576)	$171,781

Operating Expenses
Cost of revenues	—	(121,819)	(25,021)	1,576	(145,264)
Selling, general and administrative expense.	(1,252)	(9,304)	(2,295)	—	(12,851)
Amortization of intangible assets	—	(2,446)	—	—	(2,446)

Total operating expenses	(1,252)	(133,569)	(27,316)	1,576	(160,561)

Income (loss) from operations	(1,252)	12,383	89	—	11,220
Interest expense	(8,206)	(125)	(216)	—	(8,547)

Income (loss) before income taxes	(9,458)	12,258	(127)	—	2,673
Benefit (provision) for income taxes	3,404	(3,609)	331	—	126

Income before equity earnings in Subsidiaries.	(6,054)	8,649	204	—	2,799
Equity in Earnings of subsidiaries	8,853	(3)	—	(8,850)	—

Net income (loss)	$2,799	$8,646	$204	$(8,850)	$2,799

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Statement of Operations (Predecessor)
For the three months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$177,137	$14,083	$(1,303)	$189,917

Operating Expenses.
Cost of revenues	(142,231)	(13,820)	1,303	(154,748)
Selling, general and administrative	(9,676)	(1,855)	—	(11,531)
Amortization of intangible assets	(493)	(195)	—	(688)

Total operating expenses	(152,400)	(15,870)	1,303	(166,967)

Income (loss) from operations	24,737	(1,787)	—	22,950
Interest expense	(1,921)	25	—	(1,896)

Income (loss) before income taxes	22,816	(1,762)	—	21,054
Benefit (provision) for income taxes	(8,451)	527	—	(7,924)

Net income (loss)	$14,365	$(1,235)	$—	$13,130

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Statements of Operations (Successor)
For the six months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$311,232	$53,089	$(5,126)	$359,195

Operating Expenses
Cost of revenues	—	(255,133)	(49,562)	5,126	(299,569)
Selling, general and administrative expense	(1,986)	(19,506)	(3,903)	—	(25,395)
Amortization of intangible assets	—	(4,892)	—	—	(4,892)

Total operating expenses	(1,986)	(279,531)	(53,465)	5,126	(329,856)

Income (loss) from operations	(1,986)	31,701	(376)	—	29,339
Interest expense	(16,509)	(656)	(310)	—	(17,475)

Income (loss) before income taxes	(18,495)	31,045	(686)	—	11,864
Benefit (provision) for income taxes	6,470	(9,741)	684	—	(2,587)

Income before equity earnings in Subsidiaries	(12,025)	21,304	(2)	—	9,277
Equity in Earnings of subsidiaries	21,302	(182)	—	(21,120)	—

Net income (loss)	$9,277	$21,122	$(2)	$(21,120)	$9,277

Condensed Combining Statement of Operations (Predecessor)
For the six months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$339,119	$30,951	$(2,202)	$367,868

Operating Expenses
Cost of revenues	(275,284)	(28,896)	2,202	(301,978)
Selling, general and administrative	(19,065)	(3,375)	—	(22,440)
Amortization of intangible assets	(1,086)	(290)	—	(1,376)

Total operating expenses	(295,435)	(32,561)	2,202	(325,794)

Income (loss) from operations	43,684	(1,610)	—	42,074
Interest expense	(3,738)	(97)	—	(3,835)

Income (loss) before income taxes	39,946	(1,707)	—	38,239
Benefit (provision) for income taxes	(14,955)	537	—	(14,418)

Net income (loss)	$24,991	$(1,170)	$—	23,821

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet (Successor)
June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$102	$(3,209)	$3,190	$—	$83
Accounts Receivable	—	82,013	20,009	—	102,022
Due from related party	21,274	84,057	1,485	(106,816)	—
Inventories	—	119,790	30,236	—	150,026
Prepaid expenses and other current assets	455	6,546	704	—	7,705
Income taxes receivable	—	1,282	5,943	—	7,225
Deferred income taxes	—	2,460	1,124	—	3,584

Total current assets	21,831	292,939	62,691	(106,816)	270,645

Deferred charges	10,388	9,058	—	—	19,446
Deferred income taxes	—	3,545	—	—	3,545
Property, plant and equipment, net	—	119,095	20,645	—	139,740
Intangible assets, net	—	226,328	4,546	—	230,874
Due from related party	—	5,292	—	(5,292)	—
Goodwill	—	240,490	—	—	240,490
Investments in subsidiaries	740,448	37,410	—	(777,858)	—

Total assets	$772,667	$934,157	$87,882	$(889,966)	$904,740

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$—	$70,549	$7,065	$—	$77,614
Other accrued liabilities	11,130	10,180	2,171	—	23,481
Unearned revenue	—	10,653	1,439	—	12,092
Accrued warranty provisions	—	3,481	2,271	—	5,752
Income taxes payable	—	6,542	98	—	6,640
Due to related party	71,904	17,789	21,063	(106,816)	3,940
Current portion of long-term debt	—	1,356	469	—	1,825

Total current liabilities	83,034	120,550	34,576	(106,816)	131,344

Deferred income taxes	—	77,198	4,995	—	82,193
Due to related party	—	—	5,292	(5,292)	—
Long-term debt	470,000	1,570	—	—	471,570

Total liabilities	553,034	199,318	44,863	(112,108)	685,107

Stockholder’s equity
Common Stock	—	—	—	—	—
Paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (deficit)	4,595	25,183	(4,593)	(20,590)	4,595
Accumulated other comprehensive Income	38	—	—	—	38

Total stockholder’s equity	219,633	734,839	43,019	(777,858)	219,633

Total liabilities and stockholder’s equity / divisional equity	$772,667	$934,157	$87,882	$(889,966)	$904,740

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Balance Sheet (Successor)
December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$4,116	$18,521	$5,254	$—	$27,891
Accounts Receivable	4,678	95,180	12,134	—	111,992
Due from related party	13,352	52,090	3,910	(69,352)	—
Inventories	—	116,390	30,485	—	146,875
Prepaid expenses and other current assets	469	9,485	1,040	—	10,994
Income taxes receivable	4,729	—	4,563	(4,729)	4,563
Deferred income taxes	—	2,670	1,448	—	4,118

Total current assets	27,344	294,336	58,834	(74,081)	306,433

Deferred charges	11,304	9,911	—	—	21,215
Deferred income taxes	—	3,856	—	—	3,856
Property, plant and equipment, net	—	116,630	19,510	—	136,140
Intangible assets, net	—	232,461	4,819	—	237,280
Due from related party	—	5,117	—	(5,117)	—
Goodwill	—	240,490	—	—	240,490
Investments in subsidiaries	719,146	37,592	—	(756,738)	—

Total assets	$757,794	$940,393	$83,163	$(835,936)	$945,414

Liabilities and divisional equity
Current liabilities
Accounts payable	$5,058	$92,689	$8,672	$—	$106,419
Other accrued liabilities	7,349	12,978	3,688	—	24,015
Due to related party	50,017	12,291	9,852	(69,352)	2,808
Unearned revenue	—	9,126	3,393	—	12,519
Accrued warranty provisions	—	3,784	3,123	—	6,907
Income taxes payable	—	13,126	211	(4,729)	8,608
Current portion of long-term debt	—	1,304	681	—	1,985

Total current liabilities	62,424	145,298	29,620	(74,081)	163,261

Deferred income taxes	—	79,117	5,405	—	84,522
Due to related party	—	—	5,117	(5,117)	—
Long-term debt	485,000	2,261	—	—	487,261

Total liabilities	547,424	226,676	40,142	(79,198)	735,044

Stockholder’s equity
Common Stock	—	—	—	—
Paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (deficit)	(4,682)	4,061	(4,591)	530	(4,682)
Accumulated other comprehensive income	52	—	—	—	52

Total stockholder’s equity	210,370	713,717	43,021	(756,738)	210,370

Total liabilities and stockholder’s	$757,794	$940,393	$83,163	$(835,936)	$945,414

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Operations (Successor)
For the six months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in)
Operating activities
Net income for the period	$9,277	$21,122	$(2)	$(21,120)	$9,277
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	—	11,608	1,610	—	13,218
Amortization of deferred charges	916	853	—	—	1,769
Deferred income taxes	—	(419)	(86)	—	(505)
Gain on disposal of property, plant and equipment	—	(9)	—	—	(9)
Equity in earnings of subsidiaries	(21,302)	182	—	21,120	—
Changes in assets and liabilities
Accounts receivable	—	13,167	(7,875)	—	5,292
Inventories	—	(3,400)	249	—	(3,151)
Prepaid expenses	—	2,939	336	—	3,275
Accounts payable and other accrued Liabilities	(1,277)	(23,714)	(5,930)	—	(30,921)
Income taxes payable	4,729	(8,845)	(1,493)	—	(5,609)

Net cash provided by operating activities	(7,657)	13,484	(13,191)	—	(7,364)

Investing activities
Acquisition of intangibles — licenses	—	—	—	—	—
Acquisitions of rental assets and spare engines	—	(6,628)	(2,665)	—	(9,293)
Acquisitions of property, plant and equipment	—	(5,353)	(529)	—	(5,882)
Proceeds on disposal of rental assets and Spare engines	—	4,015	715	—	4,730
Proceeds on disposal of property, plant and Equipment	—	42	—	—	42

Net cash used in investing activities	—	(7,924)	(2,479)	—	(10,403)

Financing activities
Repayment of debt	(15,000)	(639)	(212)	—	(15,851)
Change in due to (from) related companies	18,643	(26,651)	13,818	—	5,810

Net cash (used in) provided by financing Activities	3,643	(27,290)	13,606	—	(10,041)

Net (decrease) increase in cash and cash Equivalents	(4,014)	(21,730)	(2,064)	—	(27,808)
Cash and cash equivalents — beginning of Period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents — end of period	$102	$(3,209)	$3,190	$—	$83

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Operations (Predecessor)
For the six months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in)
Operating activities
Net income for the period	24,991	(1,170)	—	23,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,677	1,474	—	10,151
Amortization of deferred charges	272	—	—	272
Deferred income taxes	(3,345)	(78)	—	(3,423)
Other	47	—	—	47
Changes in assets and liabilities
Accounts receivable	(30,148)	(3,690)	—	(33,838)
Inventories	(23,570)	(12,373)	—	(35,943)
Prepaid expenses	(1,430)	1,827	—	397
Accounts payable and other accrued liabilities	50,923	15,819	—	66,742
Income taxes receivable and payable	5,538	(6,195)	—	(657)

Net cash provided by operating activities	31,955	(4,386)	—	27,569

Investing activities
Acquisitions of intangibles – licenses	—	(125)	—	(125)
Acquisition of rental assets and spare engines	(6,551)	(338)	—	(6,889)
Acquisition of property, plant and equipment	(4,077)	(125)	—	(4,202)
Proceeds on disposal of rental assets and spare engines	4,278	567	—	4,845
Proceeds from disposals of property, plant and equipment	12	—	—	12

Net cash used in investing activities	(6,338)	(21)	—	(6,359)

Financing activities
Repayment of debt	(591)	(252)	—	(843)
Change in due to (from) related companies	(8,891)	11,257	—	2,366

Net cash (used in) provided by financing activities	(9,482)	11,005	—	1,523

Net (decrease) increase in cash and cash equivalents	16,135	6,598	—	22,733
Cash and cash equivalents – beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents – end of period	31,323	14,108	—	45,431

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13	Subsequent Event

In July 2005 the Company instituted a workforce reduction program, to address volume reductions. As a result there was a reduction of approximately 100 employees with an estimate cost of $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. We do not intend, and undertake no obligation, to update any forward-looking statement.
Basis of Presentation
On August 24, 2004 Standard Aero Holdings, Inc. (“we” or the “Successor”) acquired the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited (“Dunlop Standard” or the “Predecessor”). We refer to this transaction as the “Acquisition.”
The following discussion and analysis of our financial condition and results of operations covers periods and portions of periods prior to the consummation of the Acquisition. Prior to the Acquisition, the MRO business of Dunlop Standard was not operated as a stand-alone business, but as part of Dunlop Standard’s broader operations. The discussion and analysis of historical periods ending prior to the Acquisition does not reflect the impact that the Acquisition had on us, including increased levels of indebtedness and the impact of purchase accounting. Additionally, due to the Acquisition, and the resultant application of purchase accounting, Dunlop Standard’s pre-Acquisition combined financial statements and our post-Acquisition consolidated financial statements have been prepared on different bases of accounting and therefore, are not necessarily comparable. In the presentation below, the results of operations for the period from January 1, 2004 through June 30, 2004 reflect the results of Dunlop Standard, and the results of operations for the period from January 1, 2005 through June 30, 2005 reflect our results, which represent the consolidated results of operations of us and our subsidiaries. The period from January 1, 2004 through August 24, 2004 is referred to as the 2004 Predecessor period and the period from August 25, 2004 through December 31, 2004 is referred to as the 2004 Post-Acquisition period.
Overview
We are a leading independent provider of aftermarket MRO services for gas turbine engines used primarily for military, regional and business aircraft. We also supply repair and overhaul services for gas turbine engines used in co-generation and energy supply as well as consultancy and redesign services related to the MRO process and facilities.
Our Aviation MRO segment is our only reportable segment. Our Redesign Services and Energy Services operating segments are not reportable and have been combined and disclosed in “Other Services” as they do not meet any of the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our Aviation MRO segment involves the comprehensive MRO services that we provide on a wide range of aircraft engines, modules and accessories for military, regional and business aircraft. Our Other Services include the MRO services, control systems and engineering services we provide to the power generation, mechanical drive and cogeneration markets. Our Other Services also include our Redesign Services business through which we provide consulting services to transform and optimize efficiencies in the MRO process and facilities of certain of our customers.
Generally, manufacturer specifications, government regulations and military maintenance regimens require that engines undergo MRO servicing at regular intervals or upon the occurrence of certain events during the serviceable life of each engine. As a result, the aggregate volume of MRO services required for any particular engine platform is a function of three factors:
•	the number of engines in operation (the “installed base”);

•	the age of the installed base; and

•	the utilization rate of the installed base.
Because we provide Aviation MRO Services with respect to specific engine platforms, the services we provide, and thus our revenues, are influenced to a significant degree by the size, age and utilization rate of the installed base of those engine platforms.
We typically provide MRO services to our customers under “time-and-materials” arrangements pursuant to which we charge our customers a price based on the specific work to be performed on each engine. In some cases, this price is based on negotiated hourly rates for labor and for replacement parts. We also provide MRO services under fixed price contracts or under fixed price per engine utilization arrangements, a variation of a fixed-price arrangement pursuant to which customers pay us a negotiated price per hour or cycle that each engine is operated and we assume responsibility for all MRO services for that engine.
Restatement
  Overview
     In the course of reviewing our financial statements for the period covered by this report, our independent auditors identified errors with respect to our valuation of certain foreign deferred tax liabilities. After initial discussions with our audit committee, our management reviewed these matters in further detail, and after completing its analysis, recommended to the audit committee that our previously disclosed financial results be restated to correct these errors. The audit committee agreed with this recommendation and determined at a meeting on August 14, 2005, that we would restate our financial statements for the 2004 Post-Acquisition period and the first quarter of 2005 and reclassify certain line items in our consolidated statements of operations for the 2004 Predecessor Period and the years ended December 31, 2002 and 2003. The audit committee also determined that, in light of the restatement and the reclassification, the financial statements and other information referred to above should no longer be relied upon.
  Accounting Errors and Reclassification
     We conduct the majority of our transactions in U.S. dollars and, therefore, both we and our subsidiaries use the U.S. dollar as our functional currency to measure our transactions. In connection with the Acquisition, we established certain deferred tax liabilities on our consolidated balance sheet. Since the Acquisition, the deferred tax liabilities attributed to certain of our Canadian operations and our Dutch operations were recorded as if such liabilities were in U.S. dollars. These deferred tax liabilities should have been computed in Canadian dollars and Euros respectively, and remeasured into U.S. dollars. Since the value of these currencies moved against the U.S. dollar, a foreign exchange gain or loss should have been recorded in our consolidated income statements for the periods ended December 31, 2004 and March 31, 2005. In addition, at the time of the Acquisition, the deferred tax liabilities attributable to indefinite life assets relating to our Canadian operations were computed using the regular tax rate whereas the liabilities should have been computed using the capital gains rate, which is substantially lower. As a result, the deferred tax liabilities and goodwill recorded on our consolidated balance sheet should have been lower. Additionally, in determining the deferred tax liability related to our Dutch operations for the period ending December 31, 2004, we failed to give effect to a recent reduction in the applicable tax rate. As a result, the deferred tax liability for our Dutch operations for the period was overstated.

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, a company has the option of including gains or losses resulting from changes in deferred foreign tax liabilities either in pre-tax income or in the benefit or provision for income taxes line item of the consolidated statements of operations. Prior to the restatement, we included such gain or losses in the selling, general and administrative expense line item of our consolidated statements of operations. We have now determined that it is more meaningful and useful to our investors to present such gains and losses in the benefit or provision for income taxes line item. Therefore, the changes to our consolidated statements of operations resulting from the restatement will be included in the benefit or provisions for income taxes line item in each period presented. As a result of this change in presentation, we also reclassified similar exchange gains or losses from the selling, general and administrative expense line item to the benefit or provision for income taxes line item for the years ended December 31, 2002 and 2003 and the period from 2004 Predecessor Period.
  Effects of Restatement and Reclassification
     In order to correct the accounting errors identified in our financial statements, we have recalculated the relevant deferred tax liabilities using the correct tax rates in Canadian dollars and euros, as appropriate, at December 31, 2004 and March 31, 2005 and converted those local currency deferred tax liabilities into U.S. dollars. As a result of these recalculations, during the 2004 Post-Acquisition period, the U.S. dollar recorded amount of the Canadian and Dutch deferred tax liabilities decreased by $7.5 million, or 8.9%, from $84.1 million to $76.5 million and during the first quarter of 2005, the U.S. dollar recorded amount of the Canadian and Dutch deferred tax liabilities decreased by $7.8 million, or 9.4%, from $83.3 million to $75.5 million.
     The following tables set forth the effects of the restatement and the reclassification on our previously disclosed consolidated statements of operations for the three months ended March 31, 2004 and 2005, the 2004 Post-Acquisition period, the 2004 Predecessor Period and the years ended December 31, 2002 and 2003. The restatement has no effect on our consolidated statement of cash flows nor does it have any effect on the timing or amount of our cash flows.

	Three Months Ended		August 25 -	January 1 –
	March 31		December 31,	August 24,	Year Ended December 31,
	2005	2004	2004	2004	2003	2002
	Successor	Predecessor	Successor		Predecessor
			(In millions)
Increase (decrease) in:
Selling, general and administrative expense	$0.0	$(0.2)	$1.4	$(0.2)	$1.8	$2.1

Total operating expenses	0.0	(0.2)	1.4	(0.2)	1.8	2.1

Income from operations	0.0	(0.2)	1.4	(0.2)	1.8	2.1
Income before income taxes	0.0	(0.2)	1.4	(0.2)	1.8	2.1

Provision for income taxes	0.3	0.2	(2.9)	0.2	(1.8)	(2.1)

Net income (loss)	$0.3	$0.0	$(1.5)	$0.0	$0.0	$0.0

Trends Affecting Our Business
We believe that our relationships with our military and regional airline customers, which were the primary drivers of our revenues during the past several years, will continue to provide areas of opportunity for us.
The utilization rate of aircraft engines for the U.S. military has been significantly affected during the past several years by the increased operational tempo of the U.S. military related to the war on terror. This increased tempo has led to an increase in required aircraft engine MRO services and U.S. government funding for these services. While our combined 2004 revenues benefited from this trend, we do not expect that the operating tempo or funding level of the U.S. military to continue to be as high during 2005 and in future periods as it was during 2004. We have also benefited from an increasing reliance by the U.S. military on outsourcing maintenance and repair services, including aircraft engine MRO services and MRO redesign services and we expect that this trend will continue. The United States Air Force recently awarded Battelle Columbus Operations a 10-year contract to design, develop, construct, install, implement and deliver a lean and cellular transformation of the aircraft, engines and commodities MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Redesign Services business has been chosen to be a subcontractor to Battelle Columbus Operations to provide a significant portion of the redesign services under that contract. We expect revenues will commence in the 3rd quarter of 2005. Our contracts with military aviation end-users contributed significantly to our revenues in recent periods. The growth in this portion of our combined 2004 revenue base was largely due to the expansion of the scope of services provided under our Kelly Air Force Base contract. While we expect that the Kelly Air Force Base contract will continue to contribute significantly to our revenues during 2005, we anticipate that 2005 revenues under this contract will be lower than they were during 2004.
The principal military engine that we service for military customers is the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and E2C Hawkeye aircraft. We provide T56 MRO services under long-term contracts to the U.S. Air Force and Navy, the Canadian Air Force and to other militaries throughout the world. We believe that there are over 3,800 T56 engines installed in the U.S. military fleet. The T56 installed base is expected to gradually decline as P-3 Orions and C-130 models A through H are retired and replaced with the C-130J, which is powered by the AE2100 engine. However, we expect that revenues lost due to the decreased size of the T56 installed base will be partially offset by revenues generated by providing MRO services for AE2100 engines.
We believe that we occupy a strong position in the regional jet MRO market. Since their introduction in the 1990s, regional jets have been replacing older turboprop-powered aircraft. As a result of this trend, our revenues generated by our MRO services of turboprop engines have been relatively flat in recent years and despite a recent uptick in revenues from providing MRO services on turboprop aircraft, we expect the demand for these services to decline in the future. We anticipate, however, that over time the aggregate revenues generated by providing MRO services to the large and growing fleet of regional jet aircraft using the CF34 and the large installed base of AE3007 engines should more than offset expected declines in MRO services for turboprop engines. We have invested significant capital in obtaining the OEM authorizations and licenses for the AE3007 and CF34 engines and in the advanced facilities in which we provide MRO services for them. We do not expect to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect the first significant volumes of CF34 overhauls, and until such time our gross profit margins will be impacted by the fixed costs of this program. In 1999 we started to realize significant revenues from the AE3007 platform, which was introduced in 1995, and anticipate that the age and utilization rates of this engine will necessitate scheduled maintenance. We expect that AE3007 revenues will continue to provide a significant portion of our revenues during 2005 and for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, we anticipate that AE3007 revenues will be lower in 2005 and in future periods than they were in 2004 as a result of Rolls-Royce’s recent modifications to the MRO workscope requirements for the AE3007 engine platform.
We routinely review the size of our workforce and make adjustments we deem appropriate based on MRO volumes for specific contracts and engine platforms. As a result of downward adjustments to the size of our workforce, we incur severance and related expenses consisting of voluntary severance incentive costs and involuntary workforce reduction costs. Total staff adjustment charges amounted to $0.2 million for the three and six months ended June 30, 2005, the majority of which were recorded to cost of revenues. In July 2005, we instituted a workforce reduction program to specifically address volume reductions in certain of our engine programs. As a result of this program, we expect to reduce staff by approximately 100 employees. The total staff adjustment charges we estimate to incur in 2005 will be approximately $2.0 million.
Effect of the Acquisition
As a result of the Acquisition, our assets and liabilities were adjusted to their fair market values as of the closing date of the Acquisition. The inventory valuation caused an increase in our cost of revenues due to increased carrying value of our inventory and work in progress. This resulted in an $21.4 million reduction in our income from operations that we would otherwise have recorded in the 2004 Post-Acquisition period. Additionally, the excess of total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill and other intangible assets. Goodwill and other intangible assets with indefinite lives are subject to periodic impairment review. Intangible assets with definite lives are amortized and charged as an expense against operating income.

As set forth in greater detail in the table below, as a result of the application of purchase accounting, our intangible assets with definite lives were fair valued from a gross carrying amount of $114.3 million prior to the consummation of the Acquisition to $144.3 million after the consummation of the Acquisition, and were assigned new amortization periods.

		Weighted
	Gross	average
	carrying	amortization
(In millions of dollars)	value	period

Customer relationships	$98.0	17.4 years

OEM authorizations	38.4	14.2 years

Technology	2.0	5 years

Databases	5.9	5 years

In addition, goodwill and trademarks increased from $74.8 million and $42.0 million, respectively, prior to the consummation of the Acquisition to $240.5 million and $97.3 million, respectively, after the consummation of the Acquisition. Annual amortization for 2005 of intangible assets, reflecting new carrying values and average amortization periods, will be $9.8 million versus $2.8 million for the period under the Predecessor’s carrying values and amortization periods. These intangible assets are subject to annual impairment testing.
We incurred transaction fees of approximately $54.1 million, including deferred financing fees, fees paid to Carlyle and other fees and expenses as a result of the Acquisition. Those fees related to the Acquisition were capitalized as part of the purchase price and allocated to our net assets in accordance with purchase accounting, and those fees associated with financing the Acquisition were capitalized as deferred financing expense and are amortized over the applicable term of the related financings. Transaction fees and expenses that were not capitalized as part of the purchase price or deferred financing were expensed.
As discussed below in “Liquidity and Capital Resources,’’ we incurred significant indebtedness in connection with the consummation of the Acquisition, and our total indebtedness and related interest expenses are significantly higher than prior to the Acquisition.
Financial statement presentation
The following discussion provides a brief description of certain items that appear in our consolidated financial statements and the combined financial statements of Dunlop Standard and general factors that impact these items.
Revenues. Revenues represents gross sales principally resulting from the MRO services and parts that we provide. Revenues related to our Other Services are based on services provided to the end customer pursuant to the contractual terms and conditions of the service agreements.
Cost of revenues. Cost of revenues includes all direct costs required to provide our MRO services. These costs include the cost of parts, labor for engine disassembly, assembly and repair, spare engines, and overhead costs directly related to the performance of MRO services. Overhead costs also include the cost of our MRO facilities, engineering, quality and production management, commercial credit insurance, depreciation of equipment and facilities and amortization of the cost to acquire OEM authorizations. Cost of revenues related to our MRO Redesign Services business include the cost of labor, subcontracted services and overhead costs directly related to the performance of MRO redesign services.

Selling, general and administrative expense. Selling, general and administrative (‘‘SG&A’’) expense includes the cost of selling our services to our customers and maintaining a global sales support network, including salaries of our direct sales force. General costs to support the administrative requirements of the business such as finance, accounting, human resources and general management are also included.
Critical accounting policies
The accounting policies discussed below are important to the presentation of our results of operations and financial condition and require the application of judgment by our management in determining the appropriate assumptions and estimates. These assumptions and estimates are based on our previous experience, trends in the industry, the terms of existing contracts and information available from other outside sources and factors. Adjustments to our financial statements are recorded when our actual experience differs from the expected experience underlying these assumptions. These adjustments could be material if our experience is significantly different from our assumptions and estimates. Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions.
Revenue recognition. We generally recognize revenues generated by our services or parts sales when the services are completed or repaired parts are shipped to the customer. Amounts that are received in advance from our customers are recorded as unearned revenue. Lease income associated with the rental of engines or engine modules to customers is recorded based on engine usage as reported by the customer. In connection with fixed price per engine utilization services that we provide, we receive payments from customers in advance of completion of services or shipment of repaired parts to the customer, which are recorded as unearned revenue. These payments are based on contractual terms and conditions pursuant to which customers pay for services or products based on aircraft usage.
Reserves for losses on fixed-price work orders. Losses on work orders generally result from fixed-price agreements that we have with customers and result when the costs of providing MRO services under a particular work order exceed the agreed-upon price for the parts and services under the underlying agreement. We provide a reserve for losses on work orders in the event that a loss on a particular work order becomes probable and estimable. We are unable to estimate the existence or size of losses until engines are delivered to us, despite our prior experience under a particular contract. This is due to the fact that the number of engines that will be delivered under the contract is unknown and the condition of each engine and the required MRO services vary from engine to engine. As a result, loss reserves only reflect our estimate of losses we expect to incur on engines already delivered to and inspected by us. The reserve is provided by increasing our cost of revenues by a reasonable estimate of the probable loss.
Reserve for warranty costs. We provide reserves to account for costs associated with warranty claims. Warranty claims arise when an engine we service fails to perform to required specifications during the relevant warranty period. The warranty reserve is provided for by increasing our cost of revenues by an amount based on our current and historical warranty claims and associated repair costs.
Reserve for doubtful accounts receivable. We provide a reserve for doubtful accounts receivable that accounts for estimated losses that result from our customers’ inability to pay for our MRO services. This reserve is based on a combination of our analyses of history, aging receivables, financial condition of a particular customer and political risk. Our estimates are net of credit insurance coverage that we maintain for most of our commercial customers. The provision for uncollectible accounts receivable is charged against operating income in the period when such accounts are determined to be uncollectible, and has historically been immaterial in amount. Nevertheless, we believe that ongoing analysis of this reserve is important due to the high concentration of revenues within our customer base.
Goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment testing both annually and earlier when there is an indication that an impairment has occurred, such as an operating loss or a significant adverse change in our business. Impairment testing includes use of future cash flow and operating projections, which by their nature, are subjective. If we were to determine through such testing that an impairment has occurred, we would record the impairment as a charge against our income. We amortize intangible assets that we have determined to have definite lives, such as OEM authorizations, technology and databases over their estimated useful lives. We amortize intangible assets that have definite lives over periods ranging from one to 20 years with a weighted average of 12.6 years. Our specific OEM licenses and authorizations are amortized over four to 17 years. The Predecessor amortized its intangibles that have definite lives over a period ranging from three to 40 years with a weighted average of 31.5 years, and specific OEM licenses and authorizations were amortized over three to 10 years. All of our trademarks are classified as having indefinite lives.
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted estimated future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and charged against our income.
Inventory. We value our inventory on an ongoing basis using the first-in first-out, or FIFO, method, and state our inventories at the lower of cost or net realizable value. In making such determinations, cost represents the actual cost of raw materials, direct labor and an allocation of overhead in the case of work in progress and finished goods. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, then inventory adjustments may be required.
Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are estimated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. If undistributed earnings were remitted, foreign tax credits would substantially offset any resulting U.S. tax liability.
Results of operations
Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004
The following table sets forth certain financial data for the periods indicated:

	Three months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
Revenues	$171,781	$189,917
Cost of revenues	(145,264)	(154,748)

Gross profit	26,517	35,169
Selling, general and administrative expense	(12,851)	(11,531)
Amortization of intangible assets	(2,446)	(688)

Income from operations	11,220	22,950
Interest expense	(8,547)	(1,896)

Income before income taxes	2,673	21,054
Benefit (provision) for income taxes	126	(7,924)

Net income	$2,799	$13,130

Revenues. Total revenues decreased $18.1 million, or 10%, to $171.8 million for the three months ended June 30, 2005 from $189.9 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $15.8 million decline in our Aviation MRO segment as demand for our military MRO services declined due to reductions during the 2005 period in the operational tempo and funding of the United States military and increases in serviceable engine inventory levels of the United States Air Force. Our Other Services revenue declined $2.3 million during the quarter as we experienced a reduction in demand for our Energy Services and the contracts for our Redesign services neared completion. We believe the revenues for our Redesign Services will continue to increase in 2005 as a result of our subcontract agreement with Battelle Columbus Operations to provide services to the United States Air Force.
Gross profit. Gross profit was $26.5 million, or 15% of total revenues, for the three months ended June 30, 2005 and was $35.2 million, or 19% of total revenues, for the three months ended June 30, 2004. The decrease in gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services business in support of the bid for the Battelle Columbus project. In addition, as a result of the reduced demand for our services, we experienced a narrowing of our gross profit margin during the 2005 period due to a reduction in our labour and overhead efficiencies.
Selling, general and administration expense. SG&A expense was $12.8 million, or 7% of total revenues, for the three months ended June 30, 2005 and was $11.5 million, or 6% of total revenues, for the three months ended June 30, 2004. SG&A for the 2005 period includes increases in SG&A expense due to professional fees associated with our financing activities and our compliance with the rules and regulations of the Securities and Exchange Commission. Our SG&A expenses also increased as we incurred management fees from our parent company associated with the Acquisition.
Amortization of intangible assets. Amortization of intangible assets was $2.4 million for the three months ended June 30, 2005 and was $0.7 million, for the three months ended June 30, 2004. The amortization of intangible assets during the 2005 period reflects the change in carrying values and amortization periods as a result of the Acquisition.
Income from operations. Income from operations was $11.2 million, or 7% of total revenues, for the three months ended June 30, 2005 and was $22.9 million, or 12% of total revenues, for the three months ended June 30, 2004. Income from operations during the three months ended June 30, 2005 decreased primarily due to the decreased gross profit associated with the decreased revenues, a reduction in our labour and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense and professional fees.

Interest expense. Interest expense was $8.5 million for the three months ended June 30, 2005 and was $1.9 million, for the three months ended June 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.
Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
The following table sets forth certain financial data for the periods indicated:

	Six months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
Revenues	$359,195	$367,868
Cost of revenues	(299,569)	(301,978)

Gross profit	59,626	65,890
Selling, general and administrative expense	(25,395)	(22,440)
Amortization of intangible assets	(4,892)	(1,376)

Income from operations	29,339	42,074
Interest expense	(17,475)	(3,835)

Income before income taxes	11,864	38,239
Provision for income taxes	(2,587)	(14,418)

Net income	$9,277	$23,821

Revenues. Total revenues decreased $8.7 million, or 2%, to $359.2 million for the six months ended June 30, 2005 from $367.9 million for the six months ended June 30, 2004. This decrease was attributable to a $4.8 million decline in our Aviation MRO segment resulting from lower demand for our military MRO services due to the reductions in the U.S. military’s operational tempo, military funding and the U.S. Air Force’s increase in serviceable engine inventories discussed above, partially offset by an increase in our turbofan and turboprop MRO services. Our Other Services revenue declined $3.9 million during the quarter as we experienced a reduction in demand for our Energy Services and the contracts for our Redesign Services are near completion. We believe the revenues for our Redesign Services will continue to increase in 2005 as a result of our subcontract agreement with Battelle Columbus Operations to provide services to the United States Air Force.
Gross profit. Gross profit was $59.6 million, or 17% of total revenues, for the six months ended June 30, 2005 and was $65.9 million, or 18% of total revenues, for the six months ended June 30, 2004. The decrease in gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services business in support of the bid for the Battelle Columbus project. In addition, as a result of the reduced demand for our services, we experienced a we experienced a narrowing of our gross profit margin during the 2005 period due to a reduction in our labour and overhead efficiencies.
Selling, general and administration expense. SG&A expense was $25.4 million, or 7% of total revenues, for the six months ended June 30, 2005 and was $22.4 million, or 6% of total revenues, for the six months ended June 30, 2004. The increase is primarily attributed to increases in professional fees associated with our financing activities and our compliance with the rules and regulations of the Securities and Exchange Commission. Our SG&A expenses also increased as we incurred management fees from our parent company associated with the Acquisition.

Amortization of intangible assets. Amortization of intangible assets was $4.9 million for the six months ended June 30, 2005 and was $1.4 million, for the six months ended June 30, 2004. The amortization of intangible assets during the 2005 period reflects the change in carrying values and amortization periods as a result of the Acquisition.
Income from operations. Income from operations was $29.3 million, or 8% of total revenues, for the six months ended June 30, 2005 and was $42.1 million, or 12% of total revenues, for the six months ended June 30, 2004. Income from operations decreased as a result of decreased gross profit associated with the decreased revenues, a reduction in our labour and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense and professional fees.
Interest expense. Interest expense was $17.5 million for the six months ended June 30, 2005 and was $3.8 million, for the six months ended June 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Segment Results of Operations
The Company has one reportable segment, Aviation MRO. The Redesign Services and Energy Services operating segments are not reportable and have been combined and disclosed in “Other Services” as they do not meet any of the thresholds under SFAS No. 131. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
Revenues:
Aviation MRO	$166,652	$182,507
Other Services	5,129	7,410

Total Revenue	171,781	189,917

Segment Income (Loss) From Operations:
Aviation MRO	15,569	25,855
Other Services	(1,811)	(1,229)

Segment income from operations	13,758	24,626
Corporate expenses	(2,538)	(1,676)

Income from operations	11,220	22,950
Interest expense	(8,547)	(1,896)

Income before income taxes	2,673	21,054
Provision for income taxes	126	(7,924)

Net income	$2,799	$13,130

Aviation MRO
Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004
Revenues. Revenues generated by our Aviation MRO segment decreased $15.9 million, or 9%, to $166.7 million for the three months ended June 30, 2005 from $182.5 million for the three months ended June 30, 2004. This decrease was primarily attributable to a decline in our military MRO services as the operational tempo and funding of the United States military has reduced while serviceable engine inventory levels of the United States Air Force have increased during the quarter. Revenues from regional turbofan end users decreased $11.0 million primarily as a result of Rolls Royce modifying the MRO workscope requirements for the AE3007 engine platform which has reduced the scope of our MRO revenues. The decline in revenue has been partially offset by an increase in revenue from regional airline turboprop end users. Revenues increased $11.8 million for these services driven largely by increased utilization and improving economic conditions for turboprop aircraft. In addition, our helicopter engine platform generated a $4.4 million increase in revenues, which was primarily attributable to our U.S. Army T703 contract.
Segment income from operations. Segment income from operations generated by our Aviation MRO segment was $15.6 million, or 9% of Aviation MRO revenues for the three months ended June 30, 2005 and was $25.8 million, or 14% of Aviation MRO revenues, for the three months ended June 30, 2004. Segment income from operations decreased for the reasons discussed above in SG&A expense and the increase in amortization of intangible assets resulting from the Acquisition.

The results of operations of our Other Services were not material to our business during the three months ended June 30, 2005 and the three months ended June 30, 2004.
Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
The following table reconciles segment revenue and income from operations to total revenue and net income:

	Six months ended
	June 30,
(In thousands of dollars)	2005	2004
	(Successor)	(Predecessor)
Revenues:
Aviation MRO	$349,156	$353,881
Other Services	10,039	13,987

Total Revenue	359,195	367,868

Segment Income (Loss) From Operations:
Aviation MRO	37,888	47,068
Other Services	(3,151)	(2,107)

Segment income from operations	34,737	44,961
Corporate expenses	(5,398)	(2,887)

Income from operations	29,339	42,074
Interest expense	(17,475)	(3,835)

Income before income taxes	11,864	38,239
Provision for income taxes	(2,587)	(14,418)

Net income	$9,277	$23,821

Aviation MRO
Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
Revenues. Revenues generated by our Aviation MRO segment decreased $4.7 million, or 1%, to $349.2 million for the six months ended June 30, 2005 from $353.9 million for the six months ended June 30, 2004. This decrease was primarily attributable to a decline in our military MRO services as the operational tempo and funding of the United States military has reduced while serviceable engine inventory levels of the United States Air Force have increased during the period. Revenues from regional turbofan end users decreased $12.5 million primarily as a result of Rolls Royce’s recent modifications of the MRO workscope requirements for the AE3007 engine platform which has reduced the scope of our MRO revenues under this contract. The decline in revenue has been partially offset by an increase in revenue from regional airline and business aircraft turboprop end users. Revenues increased $22.8 million for these services driven largely by improving economic conditions for turboprop aircraft. In addition, our helicopter engine platform generated a $9.5 million increase in revenues, which was primarily attributable to our U.S. Army T703 contract and improving economics.
Segment income from operations. Segment income from operations generated by our Aviation MRO segment was $37.9 million, or 11% of Aviation MRO revenues, for the six months ended June 30, 2005 and was $47.1 million, or

13% of Aviation MRO revenues, for the six months ended June 30, 2004. Segment income from operations decreased for the reasons discussed above in SG&A and the increase in amortization of intangible assets resulting from the Acquisition.
The results of operations of our Other Services were not material to our business during the six months ended June 30, 2005 and the six months ended June 30, 2004.
Factors That May Affect Future Results
Our operating results and financial position may be adversely affected or fluctuate as a result of general economic conditions, commercial airline environment and military funding and other factors, including: (1) revenues generated by providing MRO services to the U.S. Government, its agencies and its contractors may not continue at levels previously experienced; (2) OEMs may modify pricing, modify workscope requirements or reduce the volumes of engines subcontracted to us, either because of decreased demand by their end users or because of an increase in the volume of MRO services directly performed by the OEMs; (3) limited access to the debt and equity capital markets and the restricted ability to draw down funds under financing agreements; (4) inability to comply with restrictive and financial covenants contained in certain of our loan agreements; (5) changes in or inability to comply with laws and regulations that may affect our aviation MRO activities that are subject to licensing, certification and other regulatory requirements imposed by the Federal Aviation Administration and other regulatory agencies, both domestic and foreign; (6) competition from other companies, including service divisions of OEMs, other independent MRO service providers and in-house maintenance services of the commercial airlines, some of which have greater financial resources than us; (7) exposure to product liability and property claims that may be in excess of our liability insurance coverage; and (8) our operations may prove harmful to the environment which could expose us to fines and damages that could require expensive remediation.
Liquidity and Capital Resources
Liquidity Requirements
Our principal cash requirements are for working capital, to fund capital expenditures and to service our indebtedness. We expect to satisfy our cash requirements with cash on hand, cash flows from operations and borrowings under the revolving credit portion of our senior credit facilities.
We incurred substantial indebtedness in connection with the Acquisition. Our indebtedness at July 31, 2005 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $270.0 million and a $50.0 million six-year revolving credit facility, under which we had $12.5 million outstanding indebtedness;

•	$3.4 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4% Senior Subordinated Notes due 2014.
Senior Credit Facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At June 30, 2005, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments at a rate equal to 0.5% per annum. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
We made optional prepayments under the term loan portion of our senior credit facilities of $10.0 million on October 27, 2004, $30.0 million on December 29, 2004 and of $15.0 million on February 28, 2005. These prepayments have been applied against our future scheduled prepayments and we will not have a scheduled prepayment until December 2011.
      From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $12.5 million and have been repaid in each case in fewer than 45 days. Our borrowings outstanding on the revolving credit facility are expected to be repaid during the remainder of 2005.
Pursuant to the terms of our senior credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. On October 12, 2004, we entered into a series of sequential collar transactions. The following table summarizes the collar transactions:

Notional Amount	Term	Floor Strike Rate	Cap Strike Rate

$75,000,000	March 28, 2005 – September 26, 2005	2.00% (plus applicable margin)	3.50% (plus applicable margin)

$75,000,000	September 27, 2005 – March 26, 2006	2.00% (plus applicable margin)	4.25% (plus applicable margin)

$75,000,000	March 27, 2006 – December 27, 2006	2.40% (plus applicable margin)	5.25% (plus applicable margin)

Senior Subordinated Notes
Our senior subordinated notes have an interest rate of 8.25% and mature on September 1, 2014. We are required to make interest payments on these notes each year on March 1 and September 1 and commenced making such payments on March 1, 2005. Prior to September 1, 2007 we may redeem up to 35% of the original principal amount of the notes at a premium with the proceeds of certain equity issuances. Additionally, at any time on or after September 1, 2009, we may redeem all or a portion of the notes at pre-determined premiums. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries that provide guarantees under our senior credit facilities.
We expect to make capital expenditures (including the net change in our rental engine pool) of approximately $15.0 million in 2005, of which $10.4 million had been spent in the six months ended June 30, 2005. For 2005 these capital expenditures will be divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program.
Based on our current operations, we believe that cash on hand, together with cash flows from operations and borrowings under the revolving credit portion of our new senior credit facilities, will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future. However, our ability to make scheduled payments of principal of, pay interest on, and to refinance, our indebtedness, including the senior subordinated notes, to comply with the financial covenants under our debt agreements and to fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations or that future borrowings will be available under our senior credit facilities in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

In connection with the Acquisition, we also entered into a management agreement with TC Group Management, L.L.C., an affiliate of The Carlyle Group. Pursuant to this agreement, and subject to certain conditions, we pay TC Group Management an annual management fee of $1.5 million. We also have employee benefit obligations, which will require us to make future payments.
Covenant Compliance
Our senior credit facilities contain various restrictive operating and financial covenants, including covenants that are based on Adjusted EBITDA, as defined in our senior credit facilities. These covenants include a consolidated leverage ratio covenant that measures the ratio of our outstanding debt net of cash for any period of four consecutive quarters to our Adjusted EBITDA during the same four quarters. This consolidated leverage ratio covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 6.25 to 1 at June 30, 2005. Our actual consolidated leverage ratio at June 30, 2005 was 4.54 to 1.
These covenants also include a minimum consolidated net interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to interest expense ratio of at least 2.00 to 1 at June 30, 2005. Our actual interest coverage ratio was 3.74 to 1 at June 30, 2005.
We are currently, and for at least the next twelve months expect to remain, in compliance in all material respects with the covenants in the senior credit facilities and the indenture governing our 8 1/4% Senior Subordinated Notes due 2014.
We have included information concerning Adjusted EBITDA because we use this measure to evaluate our compliance with covenants governing our indebtedness Under our senior credit facilities, Adjusted EBITDA represents net income before provision for income taxes, interest expense, net, and depreciation and amoritzation and also adds or deducts, among other things, unusual or non-recurring items, restructuring, transaction fees, expenses and management fees pursuant to our management agreement with Carlyle. Adjusted EBITDA is not a recognized term under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, net cash provided by operating activities or other measures prepared in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as such measure does not consider certain cash requirements such as capital expenditures, tax payments and debt service requirements. Adjusted EBITDA, as included herein, is not necessarily comparable to similarly titled measures reported by other companies.
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

		August 25 –	July 1 –
	January 1 – June	December 31,	August 24,	Last 12 Months
	30, 2005	2004	2004	June 30, 2005
(In millions)	Successor	Successor	Predecessor	Combined(5)
Net income	$9.3	$(4.7)	$9.4	14.0
Add:
Depreciation and amortization	13.2	9.1	4.1	26.4
Interest expense, net	17.5	13.7	1.0	32.2
Provision for income taxes	2.6	(0.2)	1.4	3.8
Expenses associated with the disposal of Dunlop Standard (1)	—	—	2.3	2.3
Expenses associated with Acquisition (2)	—	2.4	—	2.4
Effect of write-up of inventory and work in progress (3)	—	21.4	—	21.4
Non-recurring expenses (4)	0.6	—	—	0.6
Management fee	0.8	0.5	—	1.3

Adjusted EBITDA	$43.9	$42.2	$18.2	$104.3

(1)	The Predecessor incurred approximately $2.3 million in compensation expenses associated with the disposal of Dunlop Standard.

(2)	We incurred approximately $2.4 million in fees and other expenses associated with negotiating, financing and consummating the Acquisition that were not capitalized as part of the purchase price or as deferred financing charges.

(3)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date.

(4)	We incurred $0.2 million in severance costs during the quarter ended June 30, 2005. We expect to incur an additional $1.8 million in severance costs during the remainder of 2005. We have also incurred $0.4 million in costs associated with the exchange offer of our senior subordinated notes and expect additional costs during the remainder of 2005.

(5)	Successor and Predecessor results have been combined to give twelve month’s results as required under the senior credit facilities.
Cash Flows
The following table sets forth our combined cash flows for the six months ended June 30, 2005 and June 30, 2004:

	Six months ended
	June 30,
	2005	2004
(In thousands of dollars)	(Successor)	(Predecessor)

Net cash provided by (used in) operating activities	(7,364)	$27,569
Net cash used in investing activities	(10,403)	(6,359)
Net cash provided from (used in) financing activities	(10,041)	1,523

Net increase (decrease) in cash and cash equivalents	(27,808)	$22,733

Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the six months ended June 30, 2005 was $7.4 million. The net cash used was a result of a $3.2 million increase in inventory levels and a decrease in accounts payable associated with the repayment of $24.7 million payable relating to our use of U.S. government-owned inventory at the former Kelly Air Force base. At June 30, 2005 the remaining payable owing to Kelly Aviation Center L.P. under the Kelly Air Force Base contract was approximately $12.3 million; this amount is expected to be paid by September 30, 2005. This was offset by net income during the period and a decrease of $5.3 in accounts receivable.
Net cash provided by operating activities for the six months ended June 30, 2004 was $27.6 million. The cash generated during this period was primarily attributable to net income and a $66.7 million increase in accounts payable. The primary reason for the increase was the payable to Kelly Aviation Center L.P discussed above. This was offset by an increase in accounts receivable of approximately $33.8 million as well as an increase in inventories of $35.9 million associated with the increase in revenues in 2004.
Net Cash Used in Investing Activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the six months ended June 30, 2005 was $10.4 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool. Net cash used in investing activities for the six-month periods ended June 30, 2004 was $6.3 million and also related to our CF34 program and net changes in our rental engine pool.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the six months ended June 30, 2005 was $10.0 million. On February 28, 2005 we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment has been applied against our future scheduled prepayments and we do not have a scheduled payment until December 2011. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the Acquisition.
Net cash used in financing activities during the six months ended June 30, 2004 was $1.5 million. Prior to the Acquisition, cash provided by or used in financing activities represented payments to or funding from our former parent company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our results could be impacted by changes in interest rates or foreign currency exchange rates. We use financial instruments to hedge our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not hold financial instruments for trading purposes. Our policies are reviewed on a regular basis.
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of June 30, 2005, we have $270.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.4 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under our revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming that our revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. The credit agreement requires that 50% of total debt is fixed and, or, covered under interest rate protection arrangements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”
     Derivatives used to hedge the variable cash flows associated with $75.0 million of existing variable-rate debt with interest rate collars are as follows:

Notional		Maximum	Minimum
amount	Period hedged by interest rate collar	interest rate(1)	interest rate(1)

$75.0 million	March 28, 2005 — September 26, 2005	3.50%	2.00%
$75.0 million	September 27, 2005 — March 26, 2006	4.25%	2.00%
$75.0 million	March 27, 2006 — December 27, 2006	5.25%	2.40%

(1)	Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts. We expect to continue to enter into financial hedges, primarily forward contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. At June 30, 2005, we did not have any outstanding foreign currency exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective due to inadequate controls and procedures relating to our determination and review of our quarterly and annual tax provisions in accordance with GAAP. Management concluded that these inadequate controls and procedures constituted a material weakness in our internal control over financial reporting. Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. This material weakness resulted in errors in our financial statements that required us to restate our consolidated financial statements for the period from August 25, 2004 to December 31, 2004 and for the first quarter of 2005 and to record audit adjustments in the second quarter of 2004 to correct the income tax provision and related balance sheet accounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement.”
     In connection with our efforts to remediate this material weakness, we retained the former senior manager for U.S. and cross-border tax from a Big Four accounting firm as our Director of Tax Accounting on August 15, 2005. We are also implementing comprehensive tax accounting policies and formal sign-off procedures to ensure that our accounting personnel consult with our new Director of Tax Accounting and, if appropriate, outside consultants in connection with the calculation of non-routine tax items and the determination of gains or losses related thereto. Management expects that these policies and procedures will be fully implemented by the end of the third quarter of 2005. Management also believes that the retention of our new Director of Tax Accounting and implementation of comprehensive tax accounting policies and procedures have enhanced our internal control over financial reporting relating to the determination and review of our quarterly and annual tax provisions. However, management has not had sufficient experience with the new personnel and procedures to determine whether these steps are sufficient to remediate the material weakness or whether our disclosure controls and procedures are effective at the reasonable assurance level as of the date hereof.
     We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In addition to the steps described above that we have taken to remediate the material weakness, our accounting personnel report regularly to the audit committee of our board of directors on all accounting and financial matters. Our audit committee also actively communicates with and oversees the engagement of our independent registered public accounting firm. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design procedural safeguards that reduce, but do not eliminate, this risk. Additionally, we may in the future have one or more additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in a material misstatement in our financial statements.
Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation and are the subject of threats of litigation that are incidental to the conduct of our business. However, we are not a party to any lawsuit or other proceedings, or the subject of any threatened lawsuit or other proceedings, which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.
ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.1	Senior Subordinated Note Indenture with respect to the 8 1/4 % Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.

Dated: August 24, 2005	/s/ DAVID SHAW

	Name:	David Shaw
	Title:	Chief Executive Officer
(principal executive officer)

Dated: August 24, 2005	/s/ BRADLEY BERTOUILLE

	Name:	Bradley Bertouille
	Title:	Chief Financial Officer
(principal financial and accounting officer)