Form 10-Q
period 2005-09-30
Standard Aero Holdings Inc.
filed 2005-11-14
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-124394
STANDARD AERO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0432892
(State of Incorporation)	(I.R.S. Employer
Identification Number)
145 Duncan Drive, Suite 100
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
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of October 31, 2005.

INDEX

		Page
		No.
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statement of Operations (Successor) for the three months and nine months ended September 30, 2005 and the period from August 25, 2004 to September 30, 2004.	1

	Unaudited Condensed Combined Statements of Operations (Predecessor) for the period from July 1, 2004 to August 24, 2004 and the period from January 1, 2004 to August 24, 2004.

	Unaudited Condensed Consolidated Balance Sheets (Successor) as of September 30, 2005 and December 31, 2004	2

	Unaudited Condensed Consolidated Statements of Cash Flows (Successor) for the nine months ended September 30, 2005 and the period from August 25, 2004 to September 30, 2004.	3

	Unaudited Condensed Consolidated Statement of Cash Flows (Predecessor) for the period from January 1, 2004 to August 24, 2004

	Unaudited notes to Financial Statements	4 – 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25 - 53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	54

Item 4.	Controls and Procedures.	55

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.	56

SIGNATURES		57

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Statement of Operations (Successor) /
Unaudited Condensed Combined Statement of Operations (Predecessor)
(In thousands of U.S. dollars)

	Three months	August 25,		Nine months	August 25,	January 1,
	ended	2004 to	July 1, 2004 to	ended	2004 to	2004 to
	September 30,	September 30,	August 24,	September 30,	September 30,	August 24,
	2005	2004	2004	2005	2004	2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Revenues	$198,267	$75,478	$141,517	$557,462	$75,478	$509,385

Operating expenses
Cost of revenues	165,735	64,645	121,390	465,304	64,645	423,368
Selling, general and administrative expense	12,032	8,092	7,877	37,427	8,092	30,317
Amortization of intangible assets	2,346	830	459	7,238	830	1,835
Restructuring costs	3,215	—	—	3,215	—	—

Total operating expenses	183,328	73,567	129,726	513,184	73,567	455,520

Income from operations	14,939	1,911	11,791	44,278	1,911	53,865

Interest expense	8,938	3,700	1,000	26,413	3,700	4,835

Income (loss) before income taxes	6,001	(1,789)	10,791	17,865	(1,789)	49,030

Income tax expense	3,059	229	1,404	5,646	229	15,822

Net income (loss)	2,942	$(2,018)	$9,387	$12,219	$(2,018)	$33,208

     The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheet (Successor)
(In thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
Assets
Current assets
Cash and cash equivalents	$6,485	$27,891
Accounts receivable (less allowance for doubtful accounts of $3,252 and $3,932 at September 30, 2005 and December 31, 2004, respectively)	118,605	111,992
Inventories	146,035	146,875
Prepaid expenses and other current assets	4,921	10,994
Income taxes receivable	7,587	4,563
Deferred income taxes	3,284	4,118

Total current assets	286,917	306,433

Deferred finance charges	18,859	21,215
Deferred income taxes	3,162	3,856
Property, plant and equipment, net	139,852	136,140
Intangible assets, net	227,771	237,280
Goodwill	240,490	240,490

Total assets	$917,051	$945,414

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$86,166	$106,419
Other accrued liabilities	19,220	24,015
Due to related party	3,940	2,808
Unearned revenue	8,499	12,519
Accrued warranty provision	5,193	6,907
Income taxes payable	7,277	8,608
Current portion of long-term debt	9,789	1,985

Total current liabilities	140,084	163,261

Deferred income taxes	83,144	84,522
Long-term debt	471,214	487,261

Total liabilities	694,442	735,044

Commitments and contingencies (note 8)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Retained earnings / (deficit)	7,537	(4,682)
Accumulated other comprehensive income	72	52

Total stockholder’s equity	222,609	210,370

Total liabilities and stockholder’s equity	$917,051	$945,414

     The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows (Successor)/
Unaudited Condensed Combined Statements of Cash Flows (Predecessor)
(In thousands of U.S. dollars)

	Nine months
	ended	August 25, 2004	January 1, 2004
	September 30,	to September	to August 24,
	2005	30, 2004	2004

	(Successor)	(Successor)	(Predecessor)
Cash provided from Operating activities
Net income (loss) for the period	$12,219	$(2,018)	$33,208
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities
Depreciation and amortization	18,964	2,655	14,229
Amortization of deferred finance charges	2,356	221	363
Deferred income taxes	150	(3,479)	(5,281)
Loss on disposal of property, plant and equipment	48	—	—
Changes in assets and liabilities
Accounts receivable	(6,613)	(7,197)	(32,439)
Inventories	840	9,378	(30,414)
Prepaid expenses and other current assets	1,040	(2,827)	(1,670)
Accounts payable and other current liabilities	(30,782)	3,273	56,774
Income taxes payable and receivable	(4,355)	(3,768)	1,671

Net cash provided by (used in) operating activities	(6,133)	(3,762)	36,441

Investing activities
Acquisition of property, plant and equipment	(7,054)	(846)	(8,194)
Proceeds from disposals of property, plant, and equipment	51	—	112
Acquisition of rental assets and spare engines	(13,040)	(225)	(9,786)
Proceeds from disposals of rental assets and spare engines	6,828	983	6,393
Acquisition of intangibles – licenses	—	—	(123)
Acquisition of MRO Division of Dunlop Standard Aerospace group Limited, net of cash acquired	—	(664,011)	—

Net cash used in investing activities	(13,215)	(664,099)	(11,598)

Financing activities
Repayment of debt	(56,243)	(115)	(1,112)
Proceeds from issuance of debt	48,000	525,000	—
Issuance of common stock	—	215,000	—
Deferred financing charges	—	(23,714)	—
Change in due to and (from) related companies	6,185	—	(10,729)

Net cash provided by (used in) financing activities	(2,058)	716,171	(11,841)

Net (decrease) increase in cash and cash equivalents	(21,406)	48,310	13,002

Cash and cash equivalents — Beginning of period	27,891	—	22,698

Cash and cash equivalents — End of period	$6,485	$48,310	$35,700

Supplemental cash flow information
Cash paid during the nine months ended September 30, 2005 and 2004 periods for:
Interest	$28,698	$1,341	$4,000
Income taxes	12,150	6,697	18,234
     The accompanying notes are an integral part of these statements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations

The Company

Standard Aero Holdings, Inc. was incorporated on June 20, 2004 in the State of Delaware. Standard Aero Holdings, Inc. and its subsidiaries (the “Company” or the “Successor”) commenced operations on August 25, 2004.

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

The Company accounted for the Acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and, accordingly, the Acquisition resulted in a new basis of accounting for the Company

The excess of the cost of the Acquisition over the fair values of the net tangible and intangible assets acquired of $240.5 million has been allocated to goodwill. All of the goodwill has been allocated to the Aviation Maintenance, Repair and Overhaul reporting segment of the Company. In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment in the fourth quarter. The majority of the goodwill will not be deductible for income tax purposes. Of the $241.6 million of acquired intangible assets, $97.3 million was assigned to trademarks that have indefinite lives, $98.0 million was assigned to customer relationships that have an estimated weighted average useful life of 17.4 years, $38.4 million was assigned to OEM authorizations and licenses that have an estimated weighted average useful life of 14.2 years, and $7.9 million was assigned to technology and other that have an estimated average useful life of 5 years.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of presentation

The unaudited condensed consolidated financial statements of the Successor and the unaudited condensed combined consolidated financial statements of the Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements and the unaudited combined financial statements include all adjustments necessary for a fair statement of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company as of December 31, 2004 and for the period from August 25, 2004 to December 31, 2004 and the combined financial statements and footnotes of the MRO Division of Dunlop Standard Aerospace Group Limited as of December 31, 2003 and for the period from January 1, 2004 to August 24, 2004 and the years ended December 31, 2003 and December 31, 2002.

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

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
b)	Goodwill and intangible assets

Intangibles with definite lives of the Successor are being amortized over 1 to 20 years with a weighted average of 12.6 years. Intangibles with definite lives of the Predecessor were being amortized over 3 to 40 years with a weighted average of 31.5 years. Intangible assets determined to have indefinite lives are tested for impairment annually and intangibles with definite lives are tested for impairment if the situation indicates that the asset might be impaired. Goodwill is tested for impairment annually in the fourth quarter or if the situation indicates that the asset might be impaired.

Intangible assets having definite lives are recorded at cost and amortized over their estimated useful lives or terms of licenses, using the straight-line method, as summarized below:

	Successor	Predecessor
Customer relationships	1 to 20 years	13 to 40 years
OEM authorizations and licenses	4 to 17 years	3 to 10 years
Technology and other	5 years	—
c)	Income taxes

The Company recognizes deferred tax assets and liabilities using the liability method of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to record the deferred tax assets at an amount expected more likely than not to be recoverable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted as a reduction in the cost of the asset or as a reduction in associated operating costs when it is likely that such credits will be realized. These investment tax credits are used to reduce current and future taxes payable.

d)	Share-based compensation

The Company does not have a share-based compensation plan. However, certain employees of the Company participate in the Stock Option and Purchase Plan of the Company’s parent, Standard Aero Acquisition Holdings, Inc. Options granted by Standard Aero Acquisition Holdings, Inc. had an exercise price equal to fair value of the underlying stock on the date of the grant. The parent company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

The following table illustrates the effect on net income of the Successor if Standard Aero Acquisition Holdings, Inc. had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

January 1, 2005
to September 30,
(in thousands of U.S. dollars)	2005
Net income, as reported	$12,219
Deduct: Stock-based compensation expense calculated in accordance with SFAS No. 123	(380)

Pro forma net income	$11,839

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e)	New accounting standards

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance.
3	Inventories

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(in thousands of U.S. dollars)
Raw materials	$70,812	$74,897
Work in process	75,223	71,978

	$146,035	$146,875

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4	Intangible assets

Intangible assets are comprised of:

(in thousands of U.S. dollars)

	Gross carrying	Accumulated
At September 30, 2005 (Successor)	amount	Amortization	Net Balance

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$8,789	$89,211
OEM authorizations and licenses	38,350	3,278	35,072
Technology and other	7,900	1,712	6,188

	144,250	13,779	130,471

Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$13,779	$227,771

	Gross carrying	Accumulated
At December 31, 2004 (Successor)	amount	amortization	Net Balance
Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$2,735	$95,265
OEM authorizations and licenses	38,350	1,008	37,342
Technology and other	7,900	527	7,373

	144,250	4,270	139,980

Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$4,270	$237,280

The Successor’s amortization expense for the period from January 1, 2005 to September 30, 2005 was $9.5 million. The Successor’s amortization expense for the period August 25, 2004 to September 30, 2004 was $1.1 million. The Predecessor’s amortization expense for the period January 1, 2004 to August 24, 2004 was $3.7 million.
Amortization of OEM authorizations and licenses is included within cost of revenues.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5	Long-term debt

Long-term debt is summarized as follows:

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(in thousands of U.S. dollars)
Term loans	$270,000	$285,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	3,003	4,246
Revolving credit facility	8,000	—

	481,003	489,246
Less: Current portion	9,789	1,985

Long-term debt	$471,214	$487,261

The Company had outstanding bank term loans of $270.0 million at September 30, 2005. The Company has provided as collateral for the loan substantially all of its assets. The term of the loans is eight years repayable in installments of $43.3 million in 2011 and $226.7 million in 2012. At the option of the Company, borrowings under the term loans bear interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $270 million were denominated and are repayable in US dollars and bear interest at 6.18% at September 30, 2005 (4.99% at December 31, 2004). Borrowings under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were borrowings of $8.0 million under the revolving credit facility at September 30, 2005. The revolving borrowings under the credit facility of $8.0 million were denominated and are repayable in US dollars, and bear interest at 8.00% at September 30, 2005. The revolving credit facility will bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The related commitment fee will equal between 0.375% and 0.5% of the undrawn credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement.
In addition, subordinated unsecured senior notes of $200.0 million were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the bond at pre-determined premiums.
Certain of these facilities contain covenants that restrict the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends. The financial covenants are based on long-term solvency ratios calculated from the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.
The Successor’s weighted average interest rate of borrowings under the credit agreement was 5.41% for the period January 1 to September 30, 2005.

6	Employee benefit plans

The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post retirement benefits or supplemental retirement plans.

Cost for the defined contribution pension plans for the nine months ended September 30, 2005, the period August 25 to September 30, 2004, and the period January 1, 2004 to August 24, 2004 (predecessor) were $4.9 million, $0.8 million, and $3.7 million respectively.

Costs for the defined benefit pension plans for the nine months ended September 30, 2005, the period August 25 to September 30, 2004, and the period January 1, 2004 to August 24, 2004 (predecessor) were $0.3 million, $0.0 million, and $0.2 million respectively.

7	Restructuring Note

During the third quarter of 2005, the company incurred $3.2 million in severance costs. The severance costs represent one-time termination payments for approximately 100 people. The terminations were a result of management’s decision to rationalize, integrate and align the resources of the company. There are no further costs expected for this restructuring activity. At September 30, 2005 there is a $1.9 million liability associated with these costs. This liability is expected to be fully paid by January 31, 2006.

8	Commitments and contingencies

Commitments

The Company leases facilities, office equipment, machinery, computers, and rental engines under non-cancellable operating leases having initial terms of more than one year.

Contingent liabilities

The Company is involved, from time to time, in legal actions and claims arising in the ordinary course of business. While the ultimate result of these claims cannot presently be determined, management does not expect that these matters will have a material adverse effect on the financial condition, statement of operations or cash flows of the Company.

The Company has facilities that are located on land that has been used for industrial purposes for an extended period of time. The Company has not been named as a defendant to any environmental suit. Although the Predecessor has, from time to time, been required to pay fines in connection with violations of certain environmental requirements, management believes that the Company is currently in substantial compliance with environmental laws. The Company incurs capital and operating costs relating to environmental compliance on an ongoing basis. Management does not, however, believe that the Company will be required under existing environmental laws to expend amounts that would have a material adverse effect on its financial condition or results of operations as a whole.

9	Stock options

Certain employees of the Company are eligible to participate in Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option and Purchase Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options have been approved for issuance under this Plan. As of September 30, 2005, SAAHI has 195,020 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

Additional Stock Options were granted, under a new plan, to several members of the board of Directors. Under this plan options have a ten year life and an exercise price of one hundred dollars per share. The options may be used to purchase one share of the SAAHI common stock and vest over a one year period, in four equal amounts on a three month basis.

The following is a summary of the stock option grants:

Outstanding as of December 31, 2004	206,071
Granted	3,000
Exercised	—
Cancelled	14,051

Outstanding as of September 30, 2005	195,020

Weighted average remaining life as of September 30, 2005	5.2

Options exercisable as of September 30, 2005	17,479
The Company has elected to apply the provisions of APB No. 25. For the period from August 25, 2004 to December 31, 2004, no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2004 was $3,855 and the weighted average fair value per share was 19 dollars per share. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $0.4 million in the nine month period ending September 30, 2005.

The fair value of the options was estimated at the measurement date using the minimum value method and assumed no dividends or volatility, a risk-free interest rate of 4.13% and an expected option life of 6 years.

10	Related party transactions

At September 30, 2005, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc., for cash advanced by Standard Aero Acquisition Holdings, Inc. The payable is non-interest bearing and has no repayment terms.

The Carlyle Group charges the Company a monthly management fee of $125,000.

11	Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at September 30, 2005 was approximately $2.7 million (Successor) (2004 — $2.1 million (Successor)).

In connection with the Acquisition, the Company and an affiliate of Meggitt entered into a separation agreement. The separation agreement provides, among other things, that the Company will indemnify Meggitt and its subsidiaries for liabilities relating to the MRO business and that Meggitt Acquisition Limited will indemnify the Company for liabilities arising out of the aerospace design and manufacturing business purchased by Meggitt. The separation agreement also requires that the Company indemnify Meggitt and its subsidiaries for 50% of the liabilities of Dunlop Standard Aerospace Group Limited and its subsidiaries assumed by Meggitt in connection with the Acquisition that relate to any former business or activity of Dunlop Standard Aerospace Group Limited other than the MRO business or the aerospace design and manufacturing business. As at September 30, 2005, there are no indemnification claims known to the Company. Since there are no outstanding claims and no previous history of claims, no amount has been accrued in these consolidated financial statements.

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the carrying amount of accrued warranty costs are summarized as follows:

Balance at December 31, 2004 (Successor)	(6,907)
Warranty costs incurred	1,811
Warranty accrued	(97)

Balance at September 30, 2005 (Successor)	$(5,193)

12	Subsequent Event

The Company generated approximately 36% and 31% of its revenues for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin and General Electric. The original subcontract was awarded in 1999 and ran through February 2006, and KAC previously exercised an option to extend the subcontract for one year to February 2007.

The Company believes that, under the terms of the KAC subcontract, KAC is obligated to extend the subcontract through at least February 2009. KAC has informed the Company that they disagree with the Company’s interpretation of the subcontract and that at this time they do not intend to make a decision whether to exercise their option to extend the subcontract for periods beyond February 2007. In addition, KAC recently has added Rolls-Royce, the manufacturer of the T56 engines that the Company services under the subcontract and a competitor of the Company in the T56 MRO business, as a minority partner of the joint venture. The Company is unable to predict the impact, if any, that the addition of Rolls-Royce to the joint venture will have on the Company’s relationship with KAC.

The Company is engaged in discussions with KAC in an attempt to resolve the dispute over the subcontract and intend to protect our rights under the subcontract. There can be no assurance that any discussions that the Company may engage in with KAC or our other efforts will result in a satisfactory resolution of this dispute. The loss of the KAC subcontract could have a material adverse effect on the Company.

13	Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

	Three months	August 25,		Nine months	August 25,	January 1,
	ended	2004 to	July 1, 2004 to	ended	2004 to	2004 to
	September 30,	September 30,	August 24,	September 30,	September 30,	August 24,
	2005	2004	2004	2005	2004	2004
(In thousands of U.S. dollars)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net Income	$2,942	$(2,018)	$9,387	$12,219	$(2,018)	$33,208
Other comprehensive income:
Change in unrealized derivative gains	34	—	—	20	—	—

Total comprehensive income	$2,976	$(2,018)	$9,387	$12,239	$(2,018)	$33,208

14	Segment information

In July 2005, as part of the Company’s restructuring process, the activities of the Energy Services segment were moved to the Aviation Maintenance Repair and Overhaul segment and will now report to the senior management of that segment. Members of the senior management team of the Energy Services segment were terminated or moved to other existing segments. As a result the company has reduced its principal operating segments from three to two.

Segment information in previous periods have been reclassified to reflect this change .

The Company has two principal operating segments, which are Aviation Maintenance Repair and Overhaul and Redesign Services. The Aviation Maintenance Repair and Overhaul segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Redesign Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment.

Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses are not allocated to the segments.

There are no revenues between segments.

For the three months ended September 30, 2005 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$195,896	$2,371	$—	$198,267

Income (loss) before income taxes	21,285	(697)	(14,587)	6,001

For the period August 25, 2004 to September 30, 2004 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$75,287	$191	$—	$75,478

Income (loss) before income taxes	11,064	(543)	(12,310)	(1,789)

For the period July 1, 2004 to August 24, 2004 (Predecessor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$140,579	$938	$—	$141,517

Income (loss) before income taxes	15,718	(1,534)	(3,393)	10,791

For the nine months ended September 30, 2005 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$554,457	$3,005	$—	$557,462

Income (loss) before income taxes	58,704	(3,379)	(37,460)	17,865

For the period August 25, 2004 to September 30, 2004 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$75,287	$191	$—	$75,478

Income (loss) before income taxes	11,064	(543)	(12,310)	(1,789)

For the period January 1, 2004 to August 24, 2004 (Predecessor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$504,079	$5,306	$—	$509,385

Income (loss) before income taxes	62,255	(3,110)	(10,115)	49,030

15	Guarantor Information

Separate financial statements of the Guarantor Subsidiaries are not presented because guarantees of the Notes are full and unconditional and joint and several. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the Acquisition. The Guarantor Subsidiaries are 100% owned by the Company.
Condensed Combining Statements of Operations (Successor)
For the three months ended September 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$176,693	$22,633	$(1,059)	$198,267

Operating Expenses
Cost of revenues	—	146,412	20,382	(1,059)	165,735
Selling, general and administrative expense	1,958	8,934	1,140	—	12,032
Amortization of intangible assets	—	2,346	—	—	2,346
Restructuring costs		2,014	1,201		3,215

Total operating expenses	1,958	159,706	22,723	(1,059)	183,328

Income (loss) from operations	(1,958)	16,987	(90)	—	14,939
Interest expense	8,769	87	82	—	8,938

Income (loss) before income taxes	(10,727)	16,900	(172)	—	6,001
Income tax expense (benefit)	(3,758)	6,788	29	—	3,059

Income (loss) before equity earnings in Subsidiaries.	(6,969)	10,112	(201)	—	2,942
Equity in Earnings of subsidiaries	9,911	(249)	—	(9,662)	—

Net income (loss)	$2,942	$9,863	$(201)	$(9,662)	$2,942

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties line item of the Company’s balance sheet.

Condensed Combining Statements of Operations (Successor)
For the period August 25 to September 30, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$67,591	$8,907	$(1,020)	$75,478

Operating Expenses
Cost of revenues	—	57,280	8,385	(1,020)	64,645
Selling, general and administrative expense	2,289	4,393	1,410	—	8,092
Amortization of intangible assets	—	830	—	—	830

Total operating expenses	2,289	62,503	9,795	(1,020)	73,567

Income (loss) from operations	(2,289)	5,088	(888)	—	1,911
Interest expense	3,673	20	7	—	3,700

Income (loss) before income taxes	(5,962)	5,068	(895)	—	(1,789)
Income tax expense (benefit)	(2,311)	2,876	(336)	—	229

Income (loss) before equity earnings in Subsidiaries.	(3,651)	2,192	(559)	—	(2,018)
Equity in Earnings of subsidiaries	1,633	(515)	—	(1,118)	—

Net income (loss)	$(2,018)	$1,677	$(559)	$(1,118)	$(2,018)

Condensed Combining Statement of Operations (Predecessor)
For the period July 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$131,248	$12,394	$(2,125)	$141,517

Operating Expenses
Cost of revenues	112,680	10,835	(2,125)	121,390
Selling, general and administrative	3,600	4,277	—	7,877
Amortization of intangible assets	489	(30)	—	459

Total operating expenses	116,769	15,082	(2,125)	129,726

Income (loss) from operations	14,479	(2,688)	—	11,791
Interest expense	629	371	—	1,000

Income (loss) before income taxes	13,850	(3,059)	—	10,791
Income tax expense (benefit)	2,440	(1,036)	—	1,404

Net income (loss)	$11,410	$(2,023)	$—	$9,387

Condensed Combining Statements of Operations (Successor)
For the nine months ended September 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$487,925	$75,722	$(6,185)	$557,462

Operating Expenses
Cost of revenues	—	401,545	69,944	(6,185)	465,304
Selling, general and administrative expense.	3,944	28,440	5,043	—	37,427
Amortization of intangible assets	—	7,238	—	—	7,238
Restructuring costs		2,014	1,201		3,215

Total operating expenses	3,944	439,237	76,188	(6,185)	513,184

Income (loss) from operations	3,944	48,688	(466)	—	44,278
Interest expense	25,278	743	392	—	26,413

Income (loss) before income taxes	(29,222)	47,945	(858)	—	17,865
Income tax expense (benefit)	(10,228)	16,529	(655)	—	5,646

Income (loss) before equity earnings in Subsidiaries.	(18,994)	31,416	(203)	—	12,219
Equity in Earnings of subsidiaries	31,213	(431)		(30,782)	—

Net income (loss)	$12,219	$30,985	$(203)	$(30,782)	$12,219

Condensed Combining Statements of Operations (Successor)
For the period August 25 to September 30, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$67,591	$8,907	$(1,020)	$75,478

Operating Expenses
Cost of revenues	—	57,280	8,385	(1,020)	64,645
Selling, general and administrative expense	2,289	4,393	1,410	—	8,092
Amortization of intangible assets	—	830	—	—	830

Total operating expenses	2,289	62,503	9,795	(1,020)	73,567

Income (loss) from operations	(2,289)	5,088	(888)	—	1,911
Interest expense	3,673	20	7	—	3,700

Income (loss) before income taxes	(5,962)	5,068	(895)	—	(1,789)
Income tax expense (benefit)	(2,311)	2,876	(336)	—	229

Income (loss) before equity earnings in subsidiaries.	(3,651)	2,192	(559)	—	(2,018)
Equity in Earnings of subsidiaries	1,633	(515)	—	(1,118)	—

Net income (loss)	$(2,018)	$1,677	$(559)	$(1,118)	$(2,018)

Condensed Combining Statement of Operations (Predecessor)
For the period January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$470,367	$43,345	$(4,327)	$509,385

Operating Expenses.
Cost of revenues	387,964	39,731	(4,327)	423,368
Selling, general and administrative	22,665	7,652	—	30,317
Amortization of intangible assets	1,575	260	—	1,835

Total operating expenses	412,204	47,643)	(4,327)	455,520

Income (loss) from operations	58,163	(4,298)	—	53,865
Interest expense	4,367	468	—	4,835

Income (loss) before income taxes	53,796	(4,766)	—	49,030
Income tax expense (benefit)	17,395	(1,573)	—	15,822

Net income (loss)	$36,401	$(3,193)	$—	$33,208

Condensed Consolidating Balance Sheet (Successor)
September 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$701	$4,708	$1,076	$—	$6,485
Accounts Receivable	—	100,186	18,419	—	118,605
Due from related party	9,040	88,958	1,673	(99,671)	—
Inventories	—	115,443	30,592	—	146,035
Prepaid expenses and other current assets	170	3,947	804	—	4,921
Income taxes receivable	—	3,350	4,237	—	7,587
Deferred income taxes	—	2,255	1,029	—	3,284

Total current assets	9,911	318,847	57,830	(99,671)	286,917

Deferred finance charges	10,081	8,778	—	—	18,859
Deferred income taxes	—	3,162	—	—	3,162
Property, plant and equipment, net	—	119,775	20,077	—	139,852
Intangible assets, net	—	223,361	4,410	—	227,771
Due from related party	—	5,379	—	(5,379)	—
Goodwill	—	240,490	—	—	240,490
Investments in subsidiaries	750,359	37,161	—	(787,520)	—

Total assets	$770,351	$956,953	$82,317	$(892,570)	$917,051

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$56	$77,944	$8,166	$—	$86,166
Other accrued liabilities	5,841	11,132	2,247	—	19,220
Unearned revenue	—	7,888	611	—	8,499
Accrued warranty provision	—	3,209	1,984	—	5,193
Income taxes payable	—	7,223	54	—	7,277
Due to related party	63,845	24,206	15,560	(99,671)	3,940
Current portion of long-term debt	8,000	1,382	407	—	9,789

Total current liabilities	77,742	132,984	29,029	(99,671)	140,084

Deferred income taxes	—	78,053	5,091	—	83,144
Due to related party	—	—	5,379	(5,379)	—
Long-term debt	470,000	1,214	—	—	471,214

Total liabilities	547,742	212,251	39,499	(105,050)	694,442

Stockholder’s equity
Common Stock	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (deficit)	7,537	35,046	(4,794)	(30,252)	7,537
Accumulated other comprehensive Income	72	—	—	—	72

Total stockholder’s equity	222,609	744,702	42,818	(787,520)	222,609

Total liabilities and stockholder’s equity	$770,351	$956,953	$82,317	$(892,570)	$917,051

Condensed Combining Balance Sheet (Successor)
December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$4,116	$18,521	$5,254	$—	$27,891
Accounts Receivable	4,678	95,180	12,134	—	111,992
Due from related party	13,352	52,090	3,910	(69,352)	—
Inventories	—	116,390	30,485	—	146,875
Prepaid expenses and other current assets	469	9,485	1,040	—	10,994
Income taxes receivable	4,729	—	4,563	(4,729)	4,563
Deferred income taxes	—	2,670	1,448	—	4,118

Total current assets	27,344	294,336	58,834	(74,081)	306,433

Deferred finance charges	11,304	9,911	—	—	21,215
Deferred income taxes	—	3,856	—	—	3,856
Property, plant and equipment, net	—	116,630	19,510	—	136,140
Intangible assets, net	—	232,461	4,819	—	237,280
Due from related party	—	5,117	—	(5,117)	—
Goodwill	—	240,490	—	—	240,490
Investments in subsidiaries	719,146	37,592	—	(756,738)	—

Total assets	$757,794	$940,393	$83,163	$(835,936)	$945,414

Liabilities and divisional equity
Current liabilities
Accounts payable	$5,058	$92,689	$8,672	$—	$106,419
Other accrued liabilities	7,349	12,978	3,688	—	24,015
Due to related party	50,017	12,291	9,852	(69,352)	2,808
Unearned revenue	—	9,126	3,393	—	12,519
Accrued warranty provision	—	3,784	3,123	—	6,907
Income taxes payable	—	13,126	211	(4,729)	8,608
Current portion of long-term debt	—	1,304	681	—	1,985

Total current liabilities	62,424	145,298	29,620	(74,081)	163,261

Deferred income taxes	—	79,117	5,405	—	84,522
Due to related party	—	—	5,117	(5,117)	—
Long-term debt	485,000	2,261	—	—	487,261

Total liabilities	547,424	226,676	40,142	(79,198)	735,044

Stockholder’s equity
Common Stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (deficit)	(4,682)	4,061	(4,591)	530	(4,682)
Accumulated other comprehensive income	52	—	—		52

Total stockholder’s equity	210,370	713,717	43,021	(756,738)	210,370

Total liabilities and stockholder’s equity	$757,794	$940,393	$83,163	$(835,936)	$945,414

Condensed Consolidating Statement of Operations (Successor)
For the nine months ended September 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$12,219	$30,985	$(203)	$(30,782)	$12,219
Adjustments to reconcile net income to net Cash
provided by operating activities
Depreciation and amortization	—	16,822	2,142	—	18,964
Amortization of deferred finance charges	1,223	1,133	—	—	2,356
Deferred income taxes	—	45	105	—	150
Loss on disposal of property, plant and equipment	—	48	—	—	48
Equity in earnings of subsidiaries	(31,213)	431	—	30,782	—
Changes in assets and liabilities
Accounts receivable	—	(328)	(6,285)	—	(6,613)
Inventories	—	947	(107)	—	840
Prepaid expenses and other current assets	(56)	860	236	—	1,040
Accounts payable and other accrued Liabilities	(6,510)	(18,404)	(5,868)	—	(30,782)
Income taxes payable and receivable	4,729	(9,253)	169	—	(4,355)

Net cash provided by (used in) operating activities	(19,608)	23,286	(9,811)	—	(6,133)

Investing activities
Acquisitions of property, plant and equipment	—	(6,373)	(681)	—	(7,054)
Proceeds on disposal of property, plant and Equipment	—	51	—	—	51
Acquisition of rental assets and spare engines	—	(10,114)	(2,926)	—	(13,040)
Proceeds on disposal of rental assets and Spare engines	—	5,528	1,300	—	6,828
Acquisition of intangibles – licenses	—	—	—	—	—

Net cash used in investing activities	—	(10,908)	(2,307)	—	(13,215)

Financing activities
Repayment of debt	(55,000)	(969)	(274)	—	(56,243)
Proceeds from issuance of debt	48,000				48,000
Change in due to and (from) related companies	23,193	(25,222)	8,214	—	6,185

Net cash provided by (used in) financing Activities	16,193	(26,191)	7,940	—	(2,058)

Net (decrease) increase in cash and cash Equivalents	(3,415)	(13,813)	(4,178)	—	(21,406)
Cash and cash equivalents – Beginning of Period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents – End of period	$701	$4,708	$1,076	$—	$6,485

Condensed Consolidating Statement of Operations (Successor)
For the period from August 25, 2004 to September 30, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$(2,018)	$1,677	$(559)	$(1,118)	$(2,018)
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	—	2,388	267	—	2,655
Amortization of deferred finance charges	1,057	(836)	—	—	221
Deferred income taxes	—	(3,344)	(135)	—	(3,479)
Equity in earnings of subsidiaries	(1,633)	515	—	(1,118)	—
Changes in assets and liabilities
Accounts receivable	(4,678)	(2,940)	421	—	(7,197)
Inventories	—	5,240	4,138	—	9,378
Prepaid expenses and other current assets	—	(2,878)	51	—	(2,827)
Accounts payable and other accrued Liabilities	8,220	750	(5,697)	—	3,273
Income taxes payable and receivable	(2,311)	(1,369)	(88)	—	(3,768)

Net cash used in operating activities	(1,363)	(797)	(1,602)		(3,762)

Investing activities
Acquisitions of property, plant and equipment	—	(785)	(61)	—	(846)
Proceeds on disposal of property, plant and Equipment	—	—	—	—	—
Acquisitions of rental assets and spare engines	—	(122)	(103)	—	(225)
Proceeds on disposal of rental assets and Spare engines	—	977	6	—	983
Acquisition of intangibles – licenses	—	—	—	—	—
Acquisition of MRO Division of Standard Aerospace Group Limited	(699,711)	26,899	8,801	—	(664,011)

Net cash provided by (used in) investing activities	(699,711)	26,969	8,643	—	(664,099)

Financing activities
Repayment of debt	—	(103)	(12)	—	(115)
Proceeds from issuance of debt	525,000	—	—	—	525,000
Issuance of common stock	215,000	—	—	—	215,000
Deferred financing charges	(23,714)	—	—	—	(23,714)
Change in due to and (from) related companies	—	(1,668)	1,668	—	—

Net cash (used in) provided by financing Activities	716,286	(1,771)	1,656	—	716,171

Net (decrease) increase in cash and cash Equivalents	15,212	24,401	8,697	—	48,310
Cash and cash equivalents – Beginning of Period	—	—	—	—	—

Cash and cash equivalents – End of period	$15,212	$24,401	$8,697	$—	$48,310

Condensed Consolidating Statement of Operations (Predecessor)
For the period from January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$36,401	$(3,193)	$—	$33,208
Adjustments to reconcile net income provided to net cash provided by operating activities
Depreciation and amortization	11,750	2,479	—	14,229
Amortization of deferred finance charges	363	—	—	363
Deferred income taxes	(5,889)	608	—	(5,281)
Changes in assets and liabilities
Accounts receivable	(34,422)	1,983	—	(32,439)
Inventories	(21,545)	(8,869)	—	(30,414)
Prepaid expenses and other current assets	(1,031)	(639)	—	(1,670)
Accounts payable and other accrued liabilities	47,796	8,978	—	56,774
Income taxes payable and receivable	4,680	(3,009)	—	1,671

Net cash provided by (used in) operating activities	38,103	(1,662)	—	36,441

Investing activities
Acquisition of property, plant and equipment	(8,025)	(169)	—	(8,194)
Proceeds on disposals of property, plant and equipment	112	—	—	112
Acquisition of rental assets and spare engines	(8,889)	(897)	—	(9,786)
Proceeds on disposal of rental assets and spare engines	5,822	571	—	6,393
Acquisitions of intangibles – licenses	—	(123)	—	(123)

Net cash used in investing activities	(10,980)	(618)	—	(11,598)

Financing activities

Repayment of debt	(793)	(319)	—	(1,112)
Change in due to and (from) related companies	(14,619)	3,890	—	(10,729)

Net cash (used in) provided by financing activities	(15,412)	3,571	—	(11,841)

Net increase in cash and cash equivalents	11,711	1,291	—	13,002
Cash and cash equivalents – beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents – end of period	$26,899	$8,801	$—	$35,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
Certain statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including those risks and uncertainties described under the caption “— Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Basis of Presentation
On August 24, 2004 Standard Aero Holdings, Inc. (“we” or the “Successor”) acquired the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited (“Dunlop Standard” or the “Predecessor”). We refer to this transaction as the “Acquisition.”
The following discussion and analysis of our financial condition and results of operations covers periods and portions of periods prior to the consummation of the Acquisition. Prior to the Acquisition, the MRO business of Dunlop Standard was not operated as a stand-alone business, but as part of Dunlop Standard’s broader operations. The discussion and analysis of historical periods ending prior to the Acquisition does not reflect the impact that the Acquisition had on us, including increased levels of indebtedness and the impact of purchase accounting. Additionally, due to the Acquisition, and the resultant application of purchase accounting, Dunlop Standard’s pre-Acquisition combined financial statements and our post-Acquisition consolidated financial statements have been prepared on different bases of accounting and therefore, are not necessarily comparable. In the presentation below, the results of operations for all periods through August 24, 2004 reflect the results of Dunlop Standard, and the results of operations for all periods from and after August 25, 2004 reflect our results, which represent the consolidated results of operations of us and our subsidiaries.
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

Because we provide our MRO services with respect to specific engine platforms, the services we provide, and thus our revenues, are influenced to a significant degree by the size, age and utilization rate of the installed base of those engine platforms.
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
Recent Developments
We generated approximately 36% and 31% of our revenues for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin and General Electric. The original subcontract was awarded in 1999 and ran through February 2006 and KAC previously exercised an option to extend the subcontract for one year to February 2007.
We believe that under the terms of the KAC subcontract, KAC is obligated to extend the subcontract through at least February 2009. KAC has informed us that they disagree with our interpretation of the subcontract and that at this time they do not intend to make a decision whether to exercise their option to extend the subcontract for periods beyond February 2007. In addition, KAC recently has added Rolls-Royce, the manufacturer of the T56 engines that we service under the subcontract and a competitor of ours in the T56 MRO business, as a minority partner of the joint venture. We are unable to predict the impact, if any, that the addition of Rolls-Royce to the joint venture will have on our relationship with KAC.
We are engaged in discussions with KAC in an attempt to resolve our dispute over the subcontract and intend to protect our rights under the subcontract. There can be no assurance that any discussions that we may engage in with KAC or our other efforts will result in a satisfactory resolution of this dispute. The loss of the KAC subcontract could have a material adverse effect on the Company.
Changes to Segment Reporting and Restructuring
Our Aviation MRO segment is our only reportable segment. In prior periods we combined the results of our Redesign Services and Energy Services operating segments and reported such combined results in “Other Services” as these operating segments did not meet the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
During the third quarter of 2005, we reduced the size of our workforce by over 100 employees in an effort to rationalize, integrate and align our operating resources. As a result of our workforce restructuring, we incurred severance and related expenses consisting of voluntary severance incentive costs and involuntary workforce reduction costs. Total staff adjustment charges amounted to $3.2 million for the three and nine months ended September 30, 2005. As a result of these actions, we expect cost savings in the range of $5 million to $6 million for the full year 2006.
In connection with this workforce restructuring, the senior management of our former Energy Services operating segment were either terminated or transferred to other existing segments and the remaining activities of the Energy Services segment were transferred to our Aviation MRO operating segment. As a result we have eliminated our Energy Services operating segment and the results of our Redesign Services operating segment is now reported under “Redesign Services.” Segment information for previous periods presented below have been reclassified to reflect this change.
Our Aviation MRO segment involves the comprehensive MRO services that we provide on a wide range of aircraft engines, modules and accessories for military, regional and business aircraft as well as the remaining MRO services, control systems and engineering services we provide to the power generation, mechanical drive and cogeneration markets.
Our Redesign Services segment involves the consulting services that we provide to enable our customers to transform and optimize efficiencies in their MRO processes and facilities.

Trends Affecting Our Business
We believe that our relationships with our military and regional airline customers, which have been the primary drivers of our revenues in recent periods, will continue to provide areas of opportunity for us.
Our contracts with military aviation end-users contributed significantly to our revenues in recent periods. These revenues have been driven to a large extent by changes in the utilization rate of aircraft engines for the U.S. military, which have been significantly affected during the past several years by changes in the operational tempo of the U.S. military related to the war on terror. These changes in operational tempo have resulted in fluctuations in required aircraft engine MRO services and U.S. government funding for these services during some of our recent periods. While our combined 2004 revenues benefited from such fluctuations, the demand for MRO services by the U.S. military and the associated revenues have not been as high in 2005 as in 2004, and we do not anticipate that such revenues will return to 2004 levels in the foreseeable future.
A significant portion of our revenues are generated by the services we provide to the United States Air Force under the KAC subcontract. We experienced substantial growth in our combined 2004 revenue due largely to the expansion of the scope of services provided under this contract. While the KAC subcontract has continued to contribute significantly to our revenues during 2005, we anticipate that 2005 revenues under this contract will be lower than they were during 2004, and, regardless of the outcome of our discussions with KAC over the extension of the subcontract described under the caption “— Recent Developments,” we do not anticipate that such revenues will return to 2004 levels in the foreseeable future.
We have also benefited in recent periods from an increasing reliance by the U.S. military on outsourcing its MRO services, including aircraft engine MRO services and MRO redesign services and we expect that this trend will continue. In the second quarter of 2005, the United States Air Force awarded Battelle a 10-year contract to redesign the MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Redesign Services business has been chosen to be a subcontractor to Battelle to provide a significant portion of the redesign services under that contract. Revenues under this contract commenced in the third quarter of 2005.
The principal military engine that we service for military customers is the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and E2C Hawkeye aircraft. We provide T56 MRO services as a sub-contractor to the prime contractor or directly under contracts to the U.S. Air Force and Navy, the Canadian Air Force and to other militaries throughout the world. We believe that there are over 3,800 T56 engines installed in the U.S. military fleet. We expect that the T56 installed base will gradually decline as P-3 Orions and C-130 models A through H are retired and replaced with the C-130J, which is powered by the AE2100 engine. However, we expect that revenues lost due to the decreased size of the T56 installed base will be partially offset by revenues generated by providing MRO services for AE2100 engines.
We believe that we occupy a strong position in the regional jet MRO market. Since their introduction in the 1990s, regional jets have been replacing older turboprop-powered aircraft. As a result of this trend, our revenues generated by our MRO services of turboprop engines have been relatively flat in recent years. We have experienced an increase in revenues from providing turboprop MRO services in 2005 due to the improving economic conditions for turboprop aircraft, primarily driven by increasing fuel costs, nevertheless we expect the demand for these services to decline in the future. We anticipate, however, that over time the aggregate revenues generated by providing MRO services to the large growing fleet of regional jet aircraft using the CF34 and the large installed base of AE3007 engines should more than offset expected declines in MRO services for turboprop engines. We have invested significant capital in obtaining the authorizations and licenses from the original equipment manufacturers, or OEMs, for the AE3007 and CF34 engines and in the advanced facilities in which we provide MRO services for them. We do not expect to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect the first significant volumes of CF34 overhauls, and until such time our gross profit margins will be impacted by the fixed costs of this program. In 1999 we started to realize significant revenues from the AE3007 platform, which was introduced in 1995, and anticipate that the age and utilization rates of this engine will necessitate scheduled maintenance. We expect that AE3007 revenues will continue to provide a significant portion of our revenues during 2005 and for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, we anticipate that AE3007 revenues will be lower during 2005 and for the foreseeable future than they were in 2004 as a result of Rolls-Royce modifying the MRO workscope requirements for the AE3007 engine platform.

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
Revenues. Revenues represents gross sales principally resulting from the MRO services and parts that we provide. Revenues related to our Redesign Services are based on services provided to the end customer pursuant to the contractual terms and conditions of the service agreements.
Cost of revenues. Cost of revenues includes all direct costs required to provide our MRO services. These costs include the cost of parts, labor for engine disassembly, assembly and repair, spare engines, and overhead costs directly related to the performance of MRO services. Overhead costs also include the cost of our MRO facilities, engineering, quality and production management, commercial credit insurance, depreciation of equipment and facilities and amortization of the cost to acquire OEM authorizations. Cost of revenues related to our MRO redesign services business include the cost of labor, subcontracted services and overhead costs directly related to the performance of these services.
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

Reserve for doubtful accounts receivable. We provide a reserve for doubtful accounts receivable that accounts for estimated losses that result from our customers’ inability to pay for our MRO services. This reserve is based on a combination of our analyses of history, aging receivables, financial condition of a particular customer and political risk. Our estimates are net of credit insurance coverage that we maintain for most of our commercial customers. The provision for doubtful accounts receivable is charged against operating income in the period when such accounts are determined to be doubtful, and has historically been immaterial in amount. Nevertheless, we believe that ongoing analysis of this reserve is important due to the high concentration of revenues within our customer base.
Goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment testing both annually and when there is an indication that an impairment has occurred, such as an operating loss or a significant adverse change in our business. Impairment testing includes use of future cash flow and operating projections, which by their nature, are subjective. If we were to determine through such testing that an impairment has occurred, we would record the impairment as a charge against our income. We amortize intangible assets that we have determined to have definite lives, including OEM authorizations and licences, customer relationships and, technology and other over their estimated useful lives. We amortize intangible assets that have definite lives over periods ranging from one to 20 years with a weighted average of 12.6 years. Our specific OEM licenses and authorizations are amortized over four to 17 years. The Predecessor amortized its intangibles that have definite lives over a period ranging from three to 40 years with a weighted average of 31.5 years, and specific OEM licenses and authorizations over three to 10 years. All of our trademarks are classified as having indefinite lives.
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and charged against our income.
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

Results of operations
Three Months Ended September 30, 2005 compared with the Three Months ended September 30, 2004 comprised of the post-acquisition period August 25, 2004 to September 30, 2004 combined with the predecessor period July 1, 2004 to August 24, 2004
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months
	ended	ended	August 25, 2004
	September 30,	September 30,	to September	July 1, 2004 to
(In thousands of dollars)	2005	2004	30, 2004	August 24, 2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
Revenues	$198,267	$216,995	$75,478	$141,517
Cost of revenues	165,735	186,035	64,645	121,390

Gross profit	32,532	30,960	10,833	20,127
Selling, general and administrative expense	12,032	15,969	8,092	7,877
Amortization of intangible assets	2,346	1,289	830	459
Restructuring costs	3,215	—	—	—

Income from operations	14,939	13,702	1,911	11,791
Interest expense	8,938	4,700	3,700	1,000

Income (loss) before income taxes	6,001	9,002	(1,789)	10,791
Income tax expense	3,059	1,633	229	1,404

Net income (loss)	$2,942	$7,369	$(2,018)	$9,387

Revenues. Total revenues decreased $18.7 million, or 9%, to $198.3 million for the three months ended September 30, 2005 from $217.0 million for the three months ended September 30, 2004. This decrease was primarily attributable to a $19.9 million decline in revenue in our Aviation MRO segment. The Aviation MRO revenue decrease was primarily due to a $23.3 million reduction in revenues from regional turbofan end users. The revenue reduction for turbofan end users was primarily a result of Rolls-Royce’s modification of the MRO workscope requirements for the AE3007 engine platform, which has had the general effect of reducing the scope of MRO services required, and therefore the revenues earned, for each engine we service under subcontract to Rolls-Royce. The decline in revenues was partially offset by (i) a $3.9 million increase in revenue from regional airline and business aircraft turboprop end users as increased fuel prices during the period made the use of turboprop aircraft more attractive for end users, and (ii) a $2.4 million increase in revenues for helicopter engine MRO services primarily attributable to our U.S. Army T703 contract and increased helicopter utilization in the United States. Revenue in our Redesign Services operating segment increased $1.2 million as we started to record revenues under our subcontract agreement with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City.
Gross profit. Gross profit was $32.5 million, or 16% of total revenues, for the three months ended September 30, 2005 and was $31.0 million, or 14% of total revenues, for the three months ended September 30, 2004. Gross profit during the 2005 period was higher than in the 2004 period principally because gross profit during the 2004 period was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition. Excluding the acquisition adjustment, gross profit for the three months ended September 30, 2004 was $36.4 million ($3.9 million higher than in the 2005 period), or 17% of revenues (0.4% higher than in the 2005 period). Gross profit in the 2005 period was impacted by the reduced demand for our services and a reduction in our labor and overhead efficiencies.

Selling, general and administration expense. SG&A expense was $12.0 million, or 6% of total revenues, for the three months ended September 30, 2005 and was $16.0 million, or 7% of total revenues, for the three months ended September 30, 2004. SG&A expense for the 2005 period was lower than in the 2004 period principally because the 2004 period included $4.6 million in additional expenses associated with the Acquisition. Excluding these acquisition expenses, SG&A expense for the 2004 period was $11.4 million ($0.6 million lower than in the 2005 period), or 5% of total revenues (1% lower than in the 2005 period). SG&A expense during the 2005 period reflects increased professional fees, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act compliance and statutory reporting requirements.
Amortization of intangible assets. Amortization of intangible assets was $2.3 million for the three months ended September 30, 2005 and was $1.3 million for the three months ended September 30, 2004. The amortization of intangible assets during the 2005 period reflects the increases in carrying values and amortization periods of our intangible assets as a result of the Acquisition.
Restructuring costs. Restructuring costs for the three months ended September 30, 2005 were $3.2 million which primarily relate to severance costs associated with the reduction in staff. There were no restructuring costs during the 2004 period.
Income from operations. Income from operations was $14.9 million, or 8% of total revenues, for the three months ended September 30, 2005 and was $13.7 million, or 6% of total revenues, for the three months ended September 30, 2004. Income from operations during the 2005 period was higher than in the 2004 period principally because income from operations for the 2004 period included $5.4 million of expenses as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition and $4.6 million in expenses associated with the Acquisition. Income from operations in the 2005 period was also affected by decreases in gross profit associated with decreased revenues, a reduction in our labor and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense, professional fees and severance costs.
Interest expense. Interest expense was $8.9 million for the three months ended September 30, 2005 and was $4.7 million for the three months ended September 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004 comprised of the post-acquisition period August 25, 2004 to September 30, 2004 combined with the predecessor period January 1, 2004 to August 24, 2004
The following table sets forth certain financial data for the periods indicated:

	Nine months	Nine months
	ended	ended	August 25, 2004	January 1, 2004
	September 30,	September 30,	to September	to August 24,
(In thousands of dollars)	2005	2004	30, 2004	2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
Revenues	$557,462	$584,863	$75,478	$509,385
Cost of revenues Cost of revenues	465,304	488,013	64,645	423,368

Gross profit	92,158	96,850	10,833	86,017
Selling, general and administrative expense	37,427	38,409	8,092	30,317
Amortization of intangible assets	7,238	2,665	830	1,835
Restructuring costs	3,215	—	—	—

Income from operations	44,278	55,776	1,911	53,865

Interest expense	26,413	8,535	3,700	4,835
Income (loss) before income taxes	17,865	47,241	(1,789)	49,030
Income tax expense	5,646	16,051	229	15,822

Net income (loss)	$12,219	$31,190	$(2,018)	$33,208
Revenues. Total revenues decreased $27.4 million, or 5%, to $557.5 million for the nine months ended September 30, 2005 from $584.9 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a $24.9 million decline in revenue in our Aviation MRO segment. The Aviation MRO revenue decrease was attributable to a $34.7 million decline in our turbofan revenues primarily as a result of Rolls-Royce modifying the MRO workscope requirements for the AE3007 engine platform which has reduced the scope of our MRO revenues. Our military MRO services have also decreased during the period as the operational tempo and funding of the United States military has reduced while serviceable engine inventory levels of the United States Air Force have increased. The decline in revenue has been partially offset by an increase in revenue from regional airline and business aircraft turboprop end users. Revenues increased $27.2 million for these services driven largely by improving economic conditions for turboprop aircraft. In addition, our helicopter engine platform generated a $11.9 million increase in revenues, which was primarily attributable to our U.S. Army T703 contract and increased helicopter utilization. Our Redesign Services operating segment revenue declined $2.3 million during the period, as certain of our contracts for our redesign services are near completion and new contracts are in beginning phases. During the third quarter, our Redesign Services operating segment recorded revenue of $0.9 million under our recently awarded subcontract agreement with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City.
Gross profit. Gross profit was $92.1 million, or 17% of total revenues, for the nine months ended September 30, 2005 and was $96.9 million, or 17% of total revenues, for the nine months ended September 30, 2004. Gross profit for the nine months ended September 30, 2004 was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition. The decrease in 2005 gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services operating segment incurred in connection with preparing our successful bid for the Battelle Tinker Air Force Base project. In addition, our gross profit margin during the 2005 period was impacted by the reduced demand for our services and a reduction in our labor and overhead efficiencies.

Selling, general and administration expense. SG&A expense was $37.4 million, or 7% of total revenues, for the nine months ended September 30, 2005 and was $38.4 million, or 7% of total revenues, for the nine months ended September 30, 2004. SG&A expense for the 2005 period was lower than in the 2004 period principally because SG&A expense for the 2004 period included $4.6 million in expenses associated with the Acquisition. Excluding these acquisition expenses SG&A expense for the 2004 period was $33.8 million ($3.6 million lower than in the 2005 period), or 6% of total revenues (1% lower than in the 2005 period). SG&A expense for the 2005 period reflects increased professional fees associated with our financing activities, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act and statutory reporting requirements.
Amortization of intangible assets. Amortization of intangible assets was $7.2 million for the nine months ended September 30, 2005 and was $2.7 million for the nine months ended September 30, 2004. The amortization of intangible assets during the 2005 period reflects the increases in carrying values and amortization periods of our intangible assets as a result of the Acquisition.
Restructuring costs. Restructuring costs for the nine months ended September 30, 2005 were $3.2 million which primarily relate to severance costs associated with the reduction in staff. There were no restructuring costs during the 2004 period.
Income from operations. Income from operations was $44.3 million, or 8% of total revenues, for the nine months ended September 30, 2005 and was $55.8 million, or 10% of total revenues, for the nine months ended September 30, 2004. Income from operations in the 2004 period was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition and $4.6 million in expenses associated with the Acquisition. The decrease in income from operations during the 2005 period resulted from declines in gross profit associated with the decreased revenues during the period, a reduction in our labor and overhead efficiency as a result of lower demand for our services as well an increase in amortization expense, professional fees and severance costs.
Interest expense. Interest expense was $26.4 million for the nine months ended September 30, 2005 and was $8.5 million for the nine months ended September 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Liquidity and capital resources
Liquidity requirements
Our principal cash requirements are to fund working capital, to fund capital expenditures and to service our indebtedness. We expect to satisfy our cash requirements with cash on hand, cash flows from operations and borrowings under the revolving credit portion of our senior credit facilities.
We incurred substantial indebtedness in connection with the Acquisition. Our indebtedness at November 8, 2005 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $270.0 million, and a $50.0 million six-year revolving credit facility, under which we had $8.0 million outstanding indebtedness;

•	$2.9 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.
Senior credit facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At September 30, 2005, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
We made optional prepayments under the term loan portion of our senior credit facilities of $10.0 million on October 27, 2004, $30.0 million on December 29, 2004 and $15.0 million on February 28, 2005. These prepayments have been applied against our future scheduled prepayments, and we will not have a scheduled prepayment until December 2011.
     From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million. Our borrowings outstanding on the revolving credit facility are expected to be repaid during the remainder of 2005.
Pursuant to the terms of our credit agreement, we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. On October 12, 2004, we entered into a series of sequential collar transactions. The following table summarizes the collar transactions:

Notional Amount	Term	Floor Strike Rate	Cap Strike Rate

$75,000,000	September 27, 2005 - March 26, 2006	2.00% (plus applicable margin)	4.25% (plus applicable margin)

$75,000,000	March 27, 2006 – December 27, 2006	2.40% (plus applicable margin)	5.25% (plus applicable margin)

Senior subordinated notes
Our senior subordinated notes have an interest rate of 8 1/4% and mature on September 1, 2014. We are required to make interest payments on these notes each year on March 1 and September 1 and started making such payments on March 1, 2005. Prior to September 1, 2007 we may redeem up to 35% of the original principal amount of the notes at a premium with the proceeds of certain equity issuances. Additionally, at any time on or after September 1, 2009, we may redeem all or a portion of the notes at pre-determined premiums. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries that provide guarantees under our senior credit facilities.
We expect to make capital expenditures (including the net change in our rental engine pool) of approximately $15.0 million in 2005, of which $13.2 million had been spent in the nine months ended September 30, 2005. For 2005 these capital expenditures will be divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program.
Based on our current operations, we believe that cash on hand, together with cash flows from operations and borrowings under the revolving credit portion of our new senior credit facilities, will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future. However, our ability to make scheduled payments of principal, pay interest, refinance our indebtedness, including the senior subordinated notes, to comply with the financial covenants under our debt agreements and to fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations or that future borrowings will be available under our new senior credit facilities in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Covenant Compliance
Our senior credit facilities contain various restrictive operating and financial covenants, including covenants that are based on Adjusted EBITDA, as defined in our senior credit facilities. These covenants include a consolidated leverage ratio covenant that measures the ratio of our outstanding debt net of cash to our Adjusted EBITDA. This consolidated leverage ratio covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 6.25 to 1 at September 30, 2005. Our actual consolidated leverage ratio at September 30, 2005 was 4.81 to 1.
These covenants also include a minimum consolidated net interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to interest expense ratio of at least 2.00 to 1 at September 30, 2005. Our actual interest coverage ratio was 3.10 to 1 at September 30, 2005.
We are currently, and for at least the next twelve months expect to remain, in compliance in all material respects with the covenants in the senior credit facilities and the indenture governing our 8 1/4% Senior Subordinated Notes due 2014.
We have included information concerning Adjusted EBITDA because we use this measure to evaluate our compliance with covenants governing our indebtedness. Under our senior credit facilities, Adjusted EBITDA represents net income before provision for income taxes, interest expense, and depreciation and amortization and also adds or deducts, among other things, unusual or non-recurring items, restructuring, transaction fees, expenses and management fees pursuant to our management agreement with Carlyle. Adjusted EBITDA is not a recognized term under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, net cash provided by operating activities or other measures prepared in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as such measure does not consider certain cash requirements such as capital expenditures, tax payments and debt service requirements. Adjusted EBITDA, as included herein, is not necessarily comparable to similarly titled measures reported by other companies.
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

	January 1 –	October 1 –	Last 12 Months
	September 30, 2005	December 31, 2004	September 30, 2005

(In millions)	Successor	Successor	Successor
Net income	$12.2	$(2.7)	$9.6
Add:
Depreciation and amortization	19.0	6.5	25.4
Interest expense, net	26.4	10.0	36.4
Provision for income taxes	5.6	(0.5)	5.2
Effect of write-up of inventory and work in progress (1)	—	16.1	16.1
Non-recurring expenses (2)	4.3	0.1	4.4
Management fee	1.1	0.4	1.5

Adjusted EBITDA	$68.6	$29.9	$98.6

(1)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date.

(2)	We incurred $3.4 million in employee exit costs during the period ended September 30, 2005. We have also incurred $0.8 million in costs associated with the exchange offer of our senior subordinated notes and $0.1 million of other non-recurring costs.
Cash flows

The following table sets forth our combined cash flows for the periods indicated:

	Nine months ended	Nine months ended	August 25, 2004 to	January 1, 2004 to
(In thousands of dollars)	September 30, 2005	September 30, 2004	September 30, 2004	August 24, 2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	(6,133)	$32,679	(3,762)	$36,441
Net cash used in investing activities	(13,215)	(675,697)	(699,711)	(11,598)
Net cash provided from (used in) financing activities	(2,058)	704,330	716,171	(11,841)

Net increase (decrease) in cash and cash equivalents	(21,406)	$25,312	12,610	$13,002

Net cash (used in) provided by operating activities
Net cash used in operating activities for the nine months ended September 30, 2005 was $6.1 million. The net cash used was primarily a result of a $6.6 million increase in accounts receivable levels and a decrease in accounts payable associated with the repayment of $32.9 million payable relating to our use of U.S. government-owned inventory at the former Kelly Air Force base. This was offset by net income during the period and a decrease of $1.9 million in inventory, prepaid expenses, and other current assets.
Net cash provided by operating activities for the nine months ended September 30, 2004 was $32.7 million. The cash generated during this period was primarily attributable to net income and a $60.0 million increase in accounts payable. The primary reason for the increase was the payable to Kelly Aviation Center L.P. discussed above. This was offset by an increase in accounts receivable of approximately $39.6 million as well as an increase in inventories of $21.0 million associated with the increase in revenues in 2004.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the nine months ended September 30, 2005 was $13.2 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool. Net cash used in investing activities for the nine month period ended September 30, 2004 was $675.7 million, which included $699.7 million for the Acquisition less $35.7 million of cash acquired and $11.7 million for capital expenditures which related to our CF34 program and net changes in our rental engine pool.
Net cash provided by (used in) financing activities
Net cash used in financing activities during the nine months ended September 30, 2005 was $2.1 million. On February 28, 2005 we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment has been applied against our future scheduled prepayments and we do not have a scheduled payment until December 2011. This prepayment has been offset by $8.0 million of borrowings against our revolving credit facility which we expect to be repaid in 2005. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the Acquisition.
Net cash provided by financing activities of $704.3 million during the nine months ended September 30, 2004 included: (i) $525.0 million from the incurrence of long-term debt in connection with the Acquisition, comprised of $325.0 million from borrowings under the senior credit facilities and $200.0 million from the issuance of our 8 1/4% Senior Subordinated Notes; (ii) a capital contribution of $215.0 million in connection with the Acquisition; and (iii) payment of financing fees of $23.7 million related to the Acquisition.
Risk Factors
You should read the following risks described below together with the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.
Risks Related to Our Notes
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our notes.
     We have a significant amount of indebtedness. Our indebtedness as of November 8, 2005, consisted of:
     • our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $270.0 million and a $50.0 million six-year revolving credit facility, under which we had $8.0 million outstanding indebtedness;
     • $3.0 million in capital lease obligations; and
     • $200.0 million in aggregate principal amount of our 81/4% senior subordinated notes due 2014.
     Our high degree of leverage could have significant consequences for the holders of our notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes;

•	increase our vulnerability to a downturn in general economic and industry conditions or in our business;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to market conditions, including changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to other providers of MRO services that have less debt;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	limit our ability to make capital expenditures that are important to our growth and to our ability to maintain our facilities in good working order and repair; and

•	limit, among other things, our ability to borrow additional funds or dispose of assets.
     The indenture governing our notes and our senior credit facilities contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debts.
If we default on our obligations to pay our indebtedness we may not be able to make payments on our notes.
     Any default under the agreements governing our indebtedness, including a default under our senior credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could render us unable to pay principal, premium, if any, and interest on our notes and result in a substantial decrease in the market value of our notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our indenture and our senior credit facilities), we could be in default under the terms of the agreements governing such indebtedness, including our indenture and our senior credit facilities. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including our notes, and to fund our operations depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Based on our current and anticipated levels of operations, we believe our cash flow from operations, available cash and available borrowings under our senior credit facilities will be adequate to meet our future liquidity needs for at least the foreseeable future.
     We cannot be certain, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness, including our notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our notes on or before maturity. We cannot be certain that we will be able to refinance any of our indebtedness, including our senior credit facilities and our notes, on commercially reasonable terms or at all.
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including our notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indenture restrict our ability to dispose of assets and use the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Despite current indebtedness levels, we and our subsidiaries are able to incur substantially more debt, which would further exacerbate the risks associated with our substantial leverage.
     We and our subsidiaries are able to incur substantial additional indebtedness in the future because the terms of the indenture governing our notes do not fully prohibit us or our subsidiaries from doing so. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they face would be magnified. In addition, the indenture governing our notes does not prevent us from incurring obligations that do not constitute indebtedness, but that could nevertheless further exacerbate the risks associated with our substantial leverage.
Our note holders’ right to receive payments on our notes and the guarantees is subordinated to the borrowings under our senior credit facilities and possibly all our future borrowings.
     Our notes and the related subsidiary guarantees rank behind all of our and our subsidiary guarantors’ existing and future senior indebtedness, including borrowings under our senior credit facilities. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of senior indebtedness of our company and the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to our notes or the related subsidiary guarantees.
     All payments on our notes and the subsidiary guarantees will be blocked in the event of a payment default on our senior indebtedness and may be blocked for up to 179 consecutive days in the event of certain nonpayment defaults on certain of our senior indebtedness.
     In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding relating to us or the subsidiary guarantors, holders of our notes will participate with trade creditors and all other holders of our and the subsidiary guarantors’ senior subordinated indebtedness in the assets remaining after we and the subsidiary guarantors have paid all of our and their senior indebtedness. However, because the indenture requires that amounts otherwise payable to holders of our notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of our notes may receive less, ratably, than holders of trade payables in any bankruptcy or similar proceeding. In any of these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors, and holders of our notes may receive less, ratably, than the holders of senior indebtedness.
     As of November 3, 2005, our notes and the subsidiary guarantees are subordinated to $281.0 million of senior indebtedness and an additional $42.0 million would have been available for borrowing as additional senior indebtedness under the revolving credit portion of our senior credit facilities, subject to certain conditions. We are permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture relating to our notes.
Our note holders’ ability to receive payments on their notes is junior to those lenders who have a security interest in our assets.

Our obligations under our notes and the related guarantees are unsecured, but our obligations under our senior credit facilities are secured by an interest in substantially all of our assets. If we are declared bankrupt or insolvent, or if we default under our senior credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our notes and the guarantees, even if an event of default exists under the indenture at such time. Furthermore, if the lenders foreclose and sell the equity interests in any subsidiary guarantor under our notes, then that guarantor will be released from its guarantee of our notes automatically and immediately upon such sale. In any such event, because our notes are not secured by any of our assets, it is possible that there would be no assets remaining from which claims of the holders of notes could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.
Restrictive covenants in our senior credit facilities and the indenture governing our notes may restrict our ability to pursue our business strategies.
     The indenture governing our notes and our senior credit facilities contain various covenants that limit our ability to pursue our business strategies or to otherwise engage in activities that may be in our long-term best interests including, among other things, to:
•	incur, assume or guarantee additional indebtedness or contingent obligations;

•	make restricted payments, including, without limitation, pay dividends or make distributions to our stockholders, make loans and redeem debt that is junior in right of payment to our notes;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our affiliates;

•	issue redeemable or preferred stock;

•	enter into agreements that restrict dividends from subsidiaries;

•	change our business;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies or sell or otherwise dispose of substantially all of our assets.
     In addition, our senior credit facilities contain restrictive covenants and require us to maintain specified financial ratios and satisfy other financial tests. A failure by us to comply with any of the covenants in the indenture, our senior credit facilities or any other indebtedness could result in an event of default under that indebtedness and could result in cross-defaults under our other indebtedness, including our notes and our senior credit facilities, which could permit the holders to declare such indebtedness to be immediately due and payable. If we are unable to repay those amounts, the lenders under our senior credit facilities and our other secured indebtedness could proceed against the collateral granted to them. Moreover, as a result of the subordination provisions of the indenture, holders of our senior indebtedness would be entitled to receive payment in full before the holders of our notes would be entitled to any payments. In any such case, we might not have sufficient assets to repay our senior credit facilities and our other indebtedness, including our notes.

Certain subsidiaries are not included as subsidiary guarantors.
     The guarantors of our notes only include our restricted U.S. and Canadian subsidiaries. However, the historical consolidated and combined financial statements and the pro forma combined financial data included in this report include all of our domestic and foreign subsidiaries. Our non-guarantor subsidiaries generated approximately 14% of our revenues for the nine-month period ended September 30, 2005 and approximately 9.7% of our combined 2004 revenues and as of September 30, 2005 our non-guarantor subsidiaries held approximately 9% of our total assets. In addition, we will have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture, and any subsidiary so designated will not be a subsidiary guarantor of our notes.
     Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the subsidiary guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
     Certain of our borrowings, primarily borrowings under our senior credit facilities, bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease. While we may enter into agreements limiting our exposure, such agreements may not offer complete protection from this risk.
Federal and state fraudulent transfer laws permit a court to void our notes and the guarantees, and, if that occurs, you may not receive any payments on our notes.
     The issuance of our notes and the guarantees may be subject to review under federal and state fraudulent transfer and conveyance statues. While the relevant laws may vary from state to state, under such laws the payment consideration will be a fraudulent conveyance if (1) we paid the consideration with the intent of hindering, delaying or defrauding creditors or (2) we or any of our guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for issuing either our notes or a guarantee, and, in the case of (2) only, one of the following is also true:

•	we or any of our guarantors were or was insolvent or rendered insolvent by reason of the incurrence of the indebtedness; or

•	payment of the consideration left us or any of our guarantors with an unreasonably small amount of capital to carry on the business; or

•	we or any of our guarantors intended to, or believed that we or it would, incur debts beyond our or its ability to pay as they mature.
     If a court were to find that the issuance of our notes or a guarantee was a fraudulent conveyance, the court could void the payment obligations under our notes or such guarantee or further subordinate our notes or such guarantee to presently existing and future indebtedness of ours or such guarantor, or require the holders of our notes to repay any amounts received with respect to our notes or such guarantee. In the event of a finding that a fraudulent conveyance occurred, note holders may not receive any repayment on our notes. Further, the voidance of our notes could result in an event of default with respect to our other debt and that of our subsidiaries that could result in acceleration of such debt.
     Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:
•	the sum of its debts, including contingent liabilities, was greater than the fair market value of all its assets; or

•	the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time, or regardless of the standard that a court uses, that the issuance of our notes and the guarantees would not be subordinated to our or any guarantor’s other debt.
     If the guarantees were legally challenged, any guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantees, subordinate them to the applicable guarantor’s other debt or take other action detrimental to the holders of our notes.

We are a holding company and may not have access to sufficient cash to make payments on our notes.
     We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including our notes. In addition, any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are permitted under the terms of our indebtedness, including the indenture governing our notes, to incur additional indebtedness that may restrict payments from those subsidiaries to us. We cannot be certain that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments on our notes when due.
     Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are the guarantors of our notes, they will have no obligation, contingent or otherwise, to pay amounts due under our notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. In addition, any guarantee of our notes will be subordinated to any senior indebtedness of a subsidiary guarantor to the same extent that our notes are subordinated to the senior indebtedness.
Risks Related to Our Business

A significant portion of our revenues are derived from long-term contracts, directly or indirectly, with the U.S. military that are subject to U.S. Government contracting rules and regulations.
     Approximately 51.8% and 56.4% of our revenues for the year ended December 31, 2004 and the nine-month period ended September 30, 2005, respectively, were generated under long-term contracts, primarily related to services provided to military end-users, including the U.S. Air Force, through our contract to provide MRO services at the former Kelly Air Force Base. These revenues depend on the U.S. Government’s continued commitment to, and funding of, the programs under contract with us or the customers for whom we act as a sub-contractor for such programs. The terms of defense contracts with the U.S. Government or the prime contractor generally permit the government or the prime contractor to terminate or modify contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract by the Government or the prime contractor, including for non-performance, a change in the government’s or prime contractor’s procurement priorities, in connection with a transfer of control or assignment of a contract, or for any other reason, a reduction in the volume of contracts or sub-contracts awarded to us, or substantial cost overruns, could adversely affect our results of operations. We also face the risk that the U.S. Government may unilaterally suspend our customers or us from new contracts in the event of any alleged violations of procurement laws or regulations. In addition, we may be required to renegotiate terms of our military contracts if the U.S. Government threatens to terminate the contract of a primary contractor through whom we provide services. If we fail to renegotiate with the primary contractor, we and the primary contractor may lose all our business related to such contract.
     The majority of the facilities and equipment we use in providing MRO services to the U.S. military are provided to us under the terms of contracts with the U.S. Government or a prime contractor. If we were unable to use these government-furnished factories and equipment, we could be required to incur significant capital investment to fulfill our obligations under such contracts and our financial condition, results of operations and cash flows could be materially adversely affected.
A decline in the operational tempo of the U.S. military would affect the frequency with which the engines used in military aircraft reach scheduled intervals for maintenance events, which would adversely affect our results of operations.
     A decline in the operational tempo of the U.S. military could reduce aircraft engine maintenance cycles, which could adversely affect our results of operations. The frequency of maintenance cycles is largely dependent on levels of engine utilization and correlates to the frequency of aircraft deployment. For example, our results of operations in recent periods have been impacted significantly by the increased operational tempo of the U.S. military, which has resulted in increased MRO events for T56 and other engines. We do not anticipate the operational tempo of the U.S. military to remain at such increased levels indefinitely, and expect that the operational tempo of the U.S. military will be lower in 2005 than it was in 2004. Such a reduction in operational tempo in 2005 or in future periods may reduce the demand for our services, which could adversely impact our results of operations.
Decreases in spending or outsourcing by our military end-users could materially reduce our revenues and adversely affect our financial condition.
     Services to our military end-users accounted for 45.1% of our revenues for the nine-month period ended September 30, 2005 and 47.3% of our combined 2004 revenues. The U.S. military and the Canadian Air Force are our two largest military end-users, representing approximately 36.7% and 2.7% of our revenues for the nine-month period ended September 30, 2005, respectively. Defense spending by U.S., Canadian and European governments has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in sales to our military customers depends on continued outsourcing by the U.S. military of certain MRO functions. This outsourcing may cease or decrease in the future. U.S. federal law currently prevents the U.S. military from outsourcing more than 50% of depot-level maintenance without a waiver from the Secretary of Defense, and we believe that the military is approaching this threshold. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our MRO services.

If military spending declines in the future or is refocused away from markets in which we operate or aircraft in which our services are used, or if military outsourcing decreases or ceases, our business, results of operations and financial condition would be materially adversely affected. Additionally, unlike civil aviation, military organizations have discretion over their own maintenance regimens. Military end-users may elect to reduce MRO spending by lengthening the time between required overhaul for certain engines, which could adversely affect our results of operations.
A material weakness in our internal control over financial reporting resulted in material misstatements in our financial statements that required us to restate our financial statements. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud.
     In the course of their review of our consolidated financial statements for the three and six months ended June 30, 2005, our independent auditors identified a control deficiency in our internal control over financial reporting that, in the judgment of our independent auditors and our management, constituted a material weakness as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Our independent auditors and our management concluded at that time that our inadequate controls and procedures with respect to our determination and review of our quarterly and annual tax provisions in accordance with accounting principles generally accepted in the United States (GAAP) constituted a material weakness. This material weakness resulted in errors in our financial statements that required us to restate our consolidated financial statements for the 2004 Post-Acquisition Period and for the first quarter of 2005 and to record audit adjustments in the second quarter of 2004 to correct the income tax provision and related balance sheet accounts.
     Our management believes that the restatement corrected the errors caused by the material weakness and that the material weakness has been remediated. However, we cannot be certain that other material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain controls and procedures designed to prevent additional material weaknesses could cause us to fail to meet our periodic reporting obligations or result in additional errors and material misstatements not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, to be filed in early 2008. Such a failure could also cause investors to lose confidence in our reported financial information.
A significant portion of our revenues is generated from engine platforms that are mature or declining. If we are unable to offset the resulting declines in revenues as engines are retired, our results of operations will be adversely affected.
     The long-term prospects of our business depend in part on the size of the installed base across the engine platforms we service. A significant portion of our revenues is generated from engine platforms that are mature and for which the installed base is flat or is declining, including the T56, AE3007, Model 250, PT6 and PW100 engine platforms. We expect the installed base of T56 engines currently in service in the U.S. and Canadian militaries to decline by approximately 700 engines by 2010 due largely to P-3 Orion retirements and C-130A-H replacements by C130Js, and cannot assure you that the installed base for these engines will not decline more rapidly than we expect. Although aircraft currently powered by T56 engines are being replaced with aircraft powered by the AE2100, for which we also provide MRO services, we do not expect the loss in revenues due to the retirement of T56-powered aircraft to be fully offset by revenues from AE2100-powered aircraft due to the time lag between the deployment of AE2100-powered aircraft and their first scheduled maintenance events and the types and frequency of MRO services that we may be called upon to provide for these engines. If we are unable to offset the declining installed base with price increases, market share gains, or services for new or additional platforms, or if such new or additional platforms are not used as widely or at as high a rate as the engines that we currently service, our results of operations will be adversely affected.
A significant portion of our revenues from regional and business aviation customers derive from services we provide on behalf of OEMs as a subcontractor for services they provide to their customers. As a result, we could be adversely affected by changes in demand by them or their customers.
     Aircraft engine manufacturers, including Rolls-Royce and General Electric, in addition to providing authorizations to service the engines they manufacture, are also significant customers as a result of subcontracting MRO services to us for contracts they have with their end customers. MRO services subcontracted to us by Rolls-Royce accounted for approximately 15.5% of our revenues for the nine-month period ended September 30, 2005 and approximately 19.1% of our combined 2004 revenues. We expect that during 2005 and for the foreseeable future, the revenues generated by providing MRO services on AE3007 engines under subcontract with Rolls-Royce will be lower than they were during 2004 as a result of Rolls-Royce’s modification of the MRO workscope requirement. Our results of operations could be adversely affected if these OEMs modify pricing, modify workscope requirements or reduce the volume of engines subcontracted to us, either because of decreased demand by their end users or because of an increase in the volume of MRO services provided directly by the OEMs.
Our profitability will be adversely affected if we are unable to reduce costs or increase prices in response to fluctuations in demand for our services.
     Our business is capital intensive, requiring us to maintain a large fixed cost base. Therefore, our profitability is dependent, in part, on our ability to spread our fixed costs over increasing sales of our services and to reduce costs if demand for our services decreases. If we are unable to generate increasing demand for our services, or are unable to reduce costs to offset price reductions or any reduction in demand for our services, our profitability will be adversely affected.
We have incurred significant costs to obtain authorizations for new engine platforms, including the CF34 and AE3007, and to establish facilities for servicing such platforms. We may not realize all of the revenues or profit margins expected from these new engine platforms now or in the future or recover the significant capital we have expended.

     We have incurred significant up-front costs to obtain our OEM authorizations and to establish facilities for our new regional jet platforms: the CF34 and the AE3007. Our investments in these platforms may not yield the returns that we anticipate. The realization of additional revenues from these new engine platforms is subject to a number of important risks and uncertainties, including the following:
•	The CF34 is a new engine and the current market is primarily based on unscheduled maintenance events and General Electric-sponsored upgrade campaigns. We do not anticipate significant MRO activity on this platform until 2007 when the first significant volume of expected scheduled maintenance events come due.

•	Because customers of CF34 MRO services are limited in number and because the contracts for these services could be long term in nature, to the extent that these customers enter into contracts with other MRO providers, we could effectively be precluded from competing for this business for a significant period of time.

•	The CF34 engine has proven to be significantly more reliable than most other small turbofan engines, with the first major required MRO event for CF34 engines occurring between 9,000 and 18,000 cycles, depending on the model, as compared to 4,000-6,000 hours for other turbofan engines. As a result, our service volumes for the CF34 engine may be lower than for other engines with higher scheduled maintenance frequencies.

•	We are currently the only independent authorized MRO provider for the CF34 in North America. Our ability to win new business for this platform could be adversely affected by increased competitive pressure if General Electric authorizes additional independent service providers in our market or if General Electric expands its existing in-house MRO capabilities.

•	We depend on Rolls-Royce for a significant portion of our AE3007 business as we provide services for Rolls-Royce on certain engines for which they have “power-by-the-hour” contracts with the end-user. Rolls-Royce maintains its own MRO facility and may elect to service a greater proportion of AE3007 engines in-house or further change the pricing or level of workscopes that we receive.

•	We have based our business plan, in part, on the assumption that the worldwide regional jet fleet and the associated maintenance requirements will continue to grow. Over time our anticipated returns from our regional jet business could be adversely affected if new production demand or passenger traffic results in lower than anticipated engine production in this market.

•	Our regional airline customers and end users operate under service agreements with the major airlines. We depend on these regional airlines for a significant portion of our CF34 and AE3007 revenues. Our anticipated returns from our regional jet business may be impacted by the financial stability of the major airlines and their regional partners. We may be adversely affected by early termination of aircraft leases, inability to re-market surplus aircraft, reduction in aircraft utilization, early termination of MRO service agreements, deferral of maintenance requirements and inability of our airline customers to honor their financial commitments.
     Any future new engine programs will also require significant investments to obtain authorizations, build facilities, procure tools and parts and train employees and may be subject to similar uncertainties. Such new programs may fail to generate sufficient returns to allow us to recover the investments we make in such platforms.
Competition in our business is intense and concentrated given the small market in which we participate and the narrow range of services that we provide within that market.
     Our primary competitors are OEMs, other independent MRO service providers, and the in-house maintenance services of the commercial airlines. Certain characteristics of these competitors are as follows:
     Service divisions of OEMs. We estimate that the service divisions of OEMs, including Rolls-Royce, General Electric, Pratt & Whitney Canada and Honeywell, comprise approximately one-half of the market for MRO services. Service divisions of OEMs compete on the basis of their affiliations with OEMs, which may give them design authority, brand recognition, strong and long-term customer relationships beginning with the original sale of the engines, the ability to adapt more quickly to customer requirements involving technical specification changes, a diverse product and service base, significant financial resources, control over certification and control over sources of approved parts. OEMs are attempting, or may in the future attempt, to perform a greater portion of the repair and overhaul services related to the engines they manufacture themselves or change the pricing or level of workscopes that we receive.
     Other independent MRO service providers. Most of the independent MRO service providers that compete with us also operate under authorizations from OEMs. Certain of these competitors may have certain stronger and longer-term customer relationships and greater financial resources.

     In-house maintenance services of the commercial airlines. While recently there has been an increasing trend among commercial carriers to outsource engine MRO, some of the large commercial airlines maintain in-house MRO service divisions. These service divisions often provide MRO services externally but do not have the benefit of holding OEM authorizations to provide MRO services to third parties. In-house maintenance services have several competitive advantages over us, including captive engine fleets and may have greater financial resources.
     We believe that providers of MRO services have traditionally competed on the basis of price, quality and the ability to perform repairs and overhauls rapidly. Developing and maintaining a competitive advantage will require continued investments in technology, engineering, operations, customer service and sales and marketing. We may not have sufficient resources to make the necessary investments and we may not be able to compete effectively. Furthermore, our business, results of operations and financial condition may be materially adversely affected by changes in the competitive environment, including any intensification of competition, which could lead to a loss of business and a decline in our margins.
If we fail to obtain or maintain engine service authorizations from OEMs, our revenues, cash flows and profitability may be materially adversely affected.
     We depend on authorizations granted by OEMs to service the engines manufactured by them. These authorizations can provide important competitive advantages, such as discounts on parts and services purchased from the OEMs and access to OEM technical information and upgrade campaigns. If an OEM fails to renew or extend an existing service authorization or if authorization fees increase significantly, our results of operations may be materially adversely affected. Additionally, there is generally no restriction on the ability of OEMs to grant licenses to other competitors and there can be no assurance that other service providers will not be authorized on platforms on which we are the primary or sole independent provider. For example, we are currently the only independent authorized MRO provider for the CF34 in North America and our ability to win new business in this market could be affected if General Electric authorizes additional independent service providers.
     A number of factors could cause us to lose existing authorizations, including:
•	our failure to comply with applicable specifications provided to us by OEMs;

•	a material breach by us under our OEM authorizations or termination or expiration of those authorizations;

•	a change of control of our company without consent or approval from OEMs where required;

•	our failure to obtain or comply with applicable governmental regulatory approvals; and

•	a significant service failure for which we are found to be responsible.
A majority of our parts are procured from OEMs and their affiliates. If we are unable to purchase component parts or raw materials from these or other of our key suppliers, our business and results of operations may be materially adversely affected.
     We depend on certain component parts and material suppliers for our MRO operations. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. During the year ended December 31, 2004, parts purchases from Rolls-Royce and Pratt & Whitney Canada accounted for 32.8% and 13.3% of our total parts purchases, respectively. During the nine months ended September 30, 2005, parts purchases from Rolls-Royce and Pratt & Whitney Canada accounted for 36.4% and 24.3% of our total parts purchases, respectively. Additionally, during the year ended December 31, 2004 and the nine months ended September 30, 2005, we made an additional 35.7% and 17.1% of our total parts purchases, respectively, from the Defense Logistics Agency and Aviall, Inc., a parts distributor that is the exclusive distributor for certain Rolls-Royce engines. The loss of any of these key suppliers could have a material adverse effect on our business and results of operation. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced.
     Our continued supply of materials may also be affected by:
•	destruction of our suppliers’ facilities or their distribution infrastructure or the failure of essential equipment at their facilities;

•	a work stoppage or strike by our suppliers’ employees;

•	failure of our suppliers to provide materials of requisite quality;

•	a failure or shortage of supply of raw materials to our suppliers; and

•	contractual amendments and disputes with respect to pricing and other terms with our suppliers.
     In addition, some of our non-OEM supplier contracts are short-term or renewable contracts. If we are unable to continue to purchase these products at competitive prices, or at all, or if we are unable to find alternative sources for these products, our business could be adversely impacted.
The prices that we charge under our fixed-price contracts are predetermined and we bear the risk that our costs may exceed our estimates.
     We have entered into multi-year, fixed-price contracts (including fixed-price arrangements based on engine utilization) with some of our customers, in which we have agreed to service engines for a price determined based on then-existing engine maintenance and usage data. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, including the actual condition of the customer’s engine fleet and our ability to inspect the condition of the customers’ aircraft prior to bidding. We bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. In the case of one contract that we have with a foreign government, we have experienced losses for work scopes that have exceeded our original estimates, partly because we did not have the opportunity to inspect engines prior to bidding the contract and we may experience additional losses during the remaining term of this contract. In such cases, we may be unable to estimate the existence or the magnitude of losses until engines are delivered to us, despite any prior experience under the contract. Consequently, our recorded reserves only reflect estimated losses on engines delivered to us and actual losses may be higher than such reserves. Our ability to terminate fixed-price contracts is generally limited and we may be subject to liquidated damages in the event we elect early termination.
The regional and business aviation industry may experience additional disruptions as a result of terrorist threats or attacks and other exogenous factors beyond our control that could materially adversely affect our results of operations and financial condition in future periods.
     In the aftermath of the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules, lowered fares and implemented cost reduction initiatives. The impact of the war on terror, the outbreak of the Severe Acute Respiratory Syndrome (SARS) virus in 2003 as well as increases in fuel costs and a weak U.S. economy resulted in a decrease in revenue passenger miles and large and continuing losses in the airline industry. Many carriers around the world have filed for bankruptcy and others are considering filing for bankruptcy protection. Bankruptcies of our customers could materially impact our revenues, result in account losses or could lead to litigation against us for preference payments or other claims. For example, certain of our bankrupt customers have filed claims against us to recover amounts that we retained upon their default under our agreements with them. Although we are vigorously contesting these claims, their outcomes are uncertain.
     Additionally, subsequent world developments, such as acts of terrorism, may lead to additional hostilities, as well as economic and political instability — which could adversely affect the number of new regional jet deliveries and the utilization of regional and business aviation engines that we service. As available seat miles decrease, the frequency with which engines reach scheduled intervals for major maintenance events also decreases, adversely affecting our revenues.
     The following additional factors may also have a negative impact on our regional and business jet aviation revenues:
•	Downturns in commercial air travel may contribute to excess capacity in the MRO market and increased competition for MRO work. We may not have sufficient resources to compete effectively and our profit margins may be negatively impacted;

•	Changes in passenger travel patterns may require commercial airlines to retire some of the aircraft that use engine platforms that we service; and

•	Increases in fuel prices may result in the retirement of older engines that we service in favor of newer, more fuel-efficient models.
     The foregoing factors, many of which are beyond our control, may have a material adverse effect on our business, financial condition or results of operation.
We will not be able to operate our business if we fail to comply with or obtain and maintain the necessary regulatory approvals.
     We operate in a highly regulated industry and need a number of regulatory approvals to provide our services. In addition, most of our authorizations with OEMs terminate at the option of the OEM if we fail to obtain or maintain necessary approvals or fail to comply with applicable regulations. Failure to obtain, maintain or comply with regulatory approvals, or the costs associated with obtaining, maintaining or complying with any such regulatory approvals, could have a material adverse effect on our business, results of operations and financial condition. Regulatory authorities monitoring our performance and products include the U.S. Federal Aviation Administration, or the FAA, a consortium of European regulatory authorities called the Joint Aviation Authorities, the U.K. Civil Aviation Authority, Transport Canada and others. Certain of these regulatory authorities require, among other things, that we:
•	periodically undergo extensive inspections and audits of our facilities and practices;

•	obtain and maintain certifications from regulatory authorities to provide service for commercially operated aircraft engines; and

•	obtain and maintain recognized quality approvals, such as ISO-9000 and ISO-9001.
     The U.S. Department of Defense, the Canadian military and most other military organizations to which we provide services similarly require us to comply with all applicable government regulations when servicing their equipment and may conduct reviews similar to those conducted by civil regulatory authorities. We are also subject to U.S. Commerce, Treasury and State Department regulations and other governmental trade regulations including regulations that govern citizenship and nationality that can increase costs and add to the complexity of doing business with aerospace and defense products. In addition, we may become subject to new governmental regulations if we expand our business into new countries or sell new products or services. The imposition of new, different or more stringent regulations could also materially adversely affect us because we might be unable to comply with them or compliance may require significant additional expenditures.
Our operations depend on our facilities, which are subject to physical and other risks that could disrupt our business.
     The facilities at which we provide our services could be damaged or disrupted by a natural disaster, war or terrorist activity. Although we have obtained property damage and business interruption insurance, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in service and shipments of engines and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events.
Changes in foreign exchange rates could have adverse effects on our results of operations and financial condition.
     While our functional currency is the U.S. dollar, our revenues, costs, assets and liabilities are denominated in a variety of currencies, particularly the U.S. dollar, the Euro and the Canadian dollar. As a result, our results of operations and financial condition will be affected by fluctuations in exchange rates. Our most significant foreign currency exposure has historically been our Canadian dollar operating expenses. The recent strengthening of the Canadian dollar contributed to an increase in our operating expenses, largely payroll.
     We may enter into derivative instruments to protect against currency transaction risk. However, we may not, in all cases, be able to successfully manage our currency transaction risks through the derivative instruments.
Our international operations are exposed to various risks which could have a material adverse effect on our results of operations and financial condition.
     Our business is subject to certain risks associated with doing business internationally. Most of our operations are in the United States and Canada, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in six different countries with facilities in five of those countries. The revenues of our foreign subsidiaries represented 45.6% of our total revenues in the nine-month period ended September 30, 2005 and 35.8% of our total combined 2004 revenues. International operations are subject to many additional risks, including:
•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;

•	exchange controls, import and export restrictions and tariffs and other trade protection measures;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, guerilla activities and insurrection;

•	unstable economic, financial and market conditions and increased expenses as a result of inflation, or higher interest rates;

•	potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act.
     Any one of these factors could materially adversely affect our sales of products or services to international customers, which could materially adversely affect our business, results of operations and financial condition.
We may face large liability claims.
     A failure or malfunction of an engine for which we provided MRO services could result in claims for personal injury, death or property damage. In addition, many factors beyond our control could lead to liability claims, including:
•	the failure of an aircraft on which an engine for which we provided MRO services has been installed;

•	the reliability and skills of the operators of our customers’ aircraft; and

•	the type and amount of maintenance on aircraft and component systems performed by our customers.
     We have obtained insurance coverage with respect to these types of liabilities. However, any liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on these liabilities. Some of our service contracts with OEMs do not limit our liability or provide for indemnification by the OEMs against losses arising from parts or work provided to us by the OEMs. Furthermore, we may incur significant expenses in the course of defending against claims. In addition, adequate insurance may not be available in the future or may be available only on unacceptable terms. Additionally, we are also subject to warranty claims for which our reserves may prove to be inadequate.
Our operations may prove harmful to the environment, which could expose us to fines and damages and could require expensive remediation.
     Our operations are subject to various laws and regulations, including those relating to:
•	the generation, storage, handling, use and transportation of hazardous materials;

•	emissions and discharges to air, soil and water;

•	the health and safety of our employees; and

•	other environmental matters.
     We are required to obtain environmental permits from governmental authorities. These authorities can modify or revoke such permits and can enforce compliance with laws, regulations and permits by issuing orders and assessing fines. We incur capital and operating costs to comply with laws, regulations and permits. We cannot assure you that regulators will not successfully challenge our compliance or require us to expend significant amounts to comply with applicable environmental laws.
     Historical contamination is known or suspected to exist at or about certain of our facilities located on land that has been used for industrial purposes for a long time or in facilities that contain or have contained asbestos. Under some circumstances, we could be held responsible for cleaning up contamination at our facilities, including facilities that we have sold or transferred to other companies, or at waste disposal sites we use. We could also be held liable for any damages from exposure to such contamination. For these reasons, we do not know the ultimate environmental liabilities and other costs that we face or costs from our workforce’s exposure to harmful agents in the engines we service. It is possible that such environmental liabilities and other costs could materially adversely affect our business, results of operations and financial condition.
Any expansion by acquisition may prove risky for us.
     We intend to pursue acquisitions or business combinations that we believe may present opportunities to enhance our market position and extend our technological capabilities, realize significant synergies, operating expense reductions or overhead cost savings. This strategy will depend in part on whether any suitable businesses are available at acceptable valuations and our ability to finance the purchase price of any acquisitions. Any acquisition that we make could present a variety of risks, including:
•	the incurrence of any debt or contingent liabilities and an increase in interest expense, amortization expense related to intangible assets, and possible goodwill impairment charges;

•	our failure to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we make before the acquisition;

•	our inability to integrate the operations, technology and personnel of the acquired company;

•	the diversion of management’s attention from our core operations as they attend to any business integration issues that may arise;

•	our loss of key personnel of the acquired company; and

•	our becoming subject to material liabilities as a result of failure to negotiate adequate indemnification rights.
     As a result of these factors, if an acquisition were to occur, our business, financial condition or results of operation could be materially adversely affected.
     The indenture governing our notes restricts our ability to engage in certain mergers or other similar transactions. In addition, upon the occurrence of certain change of control events, we will be required to offer to repurchase our notes. However, the indenture will not prohibit us from engaging in all transactions, including certain acquisitions and other business combinations that could have the effect of substantially increasing our level of indebtedness or otherwise result in significant changes to our capital structure.
Failure to retain certain of our executive officers or attract and retain the services of certain qualified employees may materially adversely affect our business and results of operations.
     Our continued success depends on the services of certain of our executive officers and on our ability to attract and retain qualified managerial and technical personnel experienced in the various operations of our businesses. Loss of the services of these employees could materially adversely affect our operations.
     Competition for qualified technical personnel is intense, and we have, at times, found it difficult to attract and retain skilled personnel for our operations. Failure to attract or retain highly qualified personnel could have a material adverse effect on our business, results of operations and financial condition.
We rely on intellectual property in our business and our business could be adversely affected if we lose our intellectual property rights.
     Our operations involve the use of non-patented know-how, trade secrets, processes and other proprietary information. While we employ various methods to protect our proprietary information, our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations.
We are controlled by Carlyle, whose interests in our business may differ from the interests of our other investors.
     Certain affiliates of Carlyle own all of our equity and are able to control our affairs. As a result, Carlyle controls the appointment of our management, the entering into of mergers, and all other matters requiring the consent of our stockholders. We may also pursue potential business combinations with other Carlyle affiliates in the future. The interests of Carlyle and its affiliates could conflict with the interests of our other investors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Carlyle as an equity holder might conflict with the interests of a holder of a debt instrument such as a holder of our notes. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.

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
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of September 30, 2005, we have $270.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.3 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. The credit agreement requires that 50% of total debt is fixed and, or, covered under interest rate protection arrangements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”
     Derivatives used to hedge the variable cash flows associated with $75.0 million of existing variable-rate debt with interest rate collars are as follows:

		Maximum	Minimum
Notional amount	Period hedged by interest rate collar	interest rate(1)	interest rate(1)

$75.0 million	September 27, 2005 — March 26, 2006	4.25%	2.00%
$75.0 million	March 27, 2006 — December 27, 2006	5.25%	2.40%

(1) Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts. We expect to continue to enter into financial hedges, primarily forward contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. At September 30, 2005, we did not have any outstanding foreign currency exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to us is recorded, processed, summarized and reported to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We conducted a review and evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of September 30, 2005, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting.
The following changes in our internal control over financial reporting during the Company’s most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, a material weakness was identified in our internal control over financial reporting with respect to our procedures relating to our determination and review of our quarterly and annual tax provisions in accordance with GAAP. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
In order to remediate the material weakness, we implemented changes in our internal control over financial reporting during the quarter ended September 30, 2005. Specifically, on August 15, 2005 we retained the former senior manager for U.S. and cross-border tax from a Big Four accounting firm as our Director of Tax Accounting. We also implemented tax accounting policies and review procedures to ensure that our accounting personnel consult with our new Director of Tax Accounting and, if appropriate, outside consultants in connection with the calculation of non-routine tax items and the determination of gains or losses related thereto.
Our management believes that the retention of our new Director of Tax Accounting and implementation of tax accounting policies and procedures have enhanced our internal control over financial reporting relating to the determination and review of our tax provisions. Our independent registered public accounting firm cannot confirm to us that the material weakness has been remediated until the completion of their audit of our financial statements for the fiscal year ended December 31, 2005. However, our management believes that, as a result of these measures described above, the material weakness was remediated and that our internal control over financial reporting is effective at a reasonable assurance level as of September 30, 2005, the end of the fiscal quarter covered in this report.

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
ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.1	Senior Subordinated Note Indenture with respect to the 8¼% Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.

Dated: November 14, 2005	/s/ DAVID SHAW

	Name:	David Shaw
	Title:	Chief Executive Officer
(principal executive officer)

Dated: November 14, 2005	/s/ BRADLEY BERTOUILLE

	Name:	Bradley Bertouille
	Title:	Chief Financial Officer
(principal financial and accounting officer)