Form 10-K
period 2005-12-31
Standard Aero Holdings Inc.
filed 2006-04-14
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-124394
STANDARD AERO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0432892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500-1780 Wellington Avenue, Winnipeg, Manitoba, Canada	R3H 1B3 (Zip Code)
(Address of principal executive office)
Registrant’s telephone number, including area code:
(204) 987-8860
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of March 31, 2006.

Restatement
      Our audit committee, at the recommendation of management, has determined that a restatement of our consolidated financial statements and other financial information as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and for the period from August 25, 2004 through December 31, 2004 (the “2004 Post-Acquisition Period”), the third quarter of 2004 (covering the period from August 25, 2004 through September 30, 2004), and the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively the “restated periods”) is required. The restatement corrects the accounting for a loss-contract at the time of our acquisition of the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited on August 24, 2004 (the “Acquisition”), subsequent losses under that contract and an error that occurred during the fourth quarter of 2004 resulting in a miscalculation and overstatement of our reported accounts receivable. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement.”
      As set forth in the following table, the effect of the restatement in each of the restated periods is generally to decrease our cost of revenues and operating expenses and increase our reported income from operations, interest expense, income before income taxes, income tax expense and net income. The restatement does not affect any of our cash balances. The information in the following table has been derived from the audited financial statements for the 2004 Post-Acquisition Period and the unaudited financial information for the first, second and third quarters of 2005 and the period from August 25, 2004 through September 30, 2004. See “Note 1 — Nature of Operations — Restatement” and “Note 18 — Selected quarterly results (unaudited)” in the Notes to Financial Statements included elsewhere in this report for additional discussion.

	2004 Post-		Aug 25 – Sept 30,
	Acquisition Period		2004 Period		First Quarter 2005		Second Quarter 2005		Third Quarter 2005

					(in thousands)
	As		As		As		As		As
	originally	As	originally	As	originally	As	originally	As	originally	As
	reported	restated	reported	restated	reported	restated	reported	restated	reported	restated

Revenues	$284,116	$284,116	$75,478	$75,478	$187,414	$187,414	$171,781	$171,781	$198,267	$198,267

Operating Expenses:
Cost of Revenues	251,099	249,710	64,645	63,870	154,305	153,903	145,264	144,591	165,735	163,668
Selling, general and administrative	20,964	20,974	8,092	8,092	12,544	12,538	12,851	12,838	12,032	12,086
Amortization of intangible assets	3,262	3,262	830	830	2,446	2,446	2,446	2,446	2,346	2,346
Restructuring costs	—	—	—	—	—	—	—	—	3,215	3,215

Total operating expenses	275,325	273,946	73,567	72,792	169,295	168,887	160,561	159,875	183,328	181,315

Income from operations	8,791	10,170	1,911	2,686	18,119	18,527	11,220	11,906	14,939	16,952
Interest expense	13,706	14,005	3,700	3,784	8,928	9,101	8,547	8,721	8,938	9,072

Income (loss) before income taxes	(4,915)	(3,835)	(1,789)	(1,098)	9,191	9,426	2,673	3,185	6,001	7,880
Income tax expense (benefit)	(233)	66	229	478	2,713	2,868	(126)	39	3,059	3,685

Net Income (loss)	(4,682)	(3,901)	(2,018)	(1,576)	6,478	6,558	2,799	3,146	2,942	4,195

      The errors necessitating the restatement occurred as a result of control deficiencies that constitute two material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management has concluded that as of December 31, 2005 and during prior periods (including as of June 30, 2005 and September 30, 2005), our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. See Item 9A, “Controls and Procedures.”
      After identifying the material weaknesses, we performed additional analyses and other procedures intended to ensure that the consolidated financial statements contained herein were prepared in accordance with generally accepted accounting principles. Accordingly management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

      For additional information relating to the effect of the restatement, see the following items:
      Part I:
           Item 1—Business
      Part II:
           Item 6—Selected Financial Data

Item 7—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
           Item 8—Financial Statements and Supplementary Data
           Item 9A—Controls and Procedures
      Forward Looking Statement; Private Securities Litigation Reform Act Safe Harbor Statement
      This report includes statements that are, or may be deemed to be, “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth and strategies and the industry in which we operate.
      By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of, and trends in, our industry may differ materially from the forward-looking statements regarding such matters that are contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of, and trends in, our industry are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
      The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

•	our ability to design, implement and maintain controls and procedures designed to prevent additional material weaknesses, which could cause us to fail to meet our periodic reporting obligations or result in additional errors or restatements;

•	the resolution of our dispute regarding our subcontract with Kelly Aviation Center, L.P.;

•	general conditions in the military, regional or business aviation industry;

•	military spending and outsourcing trends;

•	the size and age of the installed base of engines that we service;

•	inflation, interest rates, exchange rates, market and monetary fluctuations and other risks related to our international operations;

•	the effect of, and changes in, regulation and government policy;

•	our ability to increase market share and control expenses;

•	our ability to keep pace with technological changes;

•	the impact of general economic conditions on our customers;

•	our ability to obtain new contracts and authorizations to service existing and new engines;

•	returns on our investment in new engine programs; and

•	our success at managing the risks of the foregoing.
      You should also carefully read the factors described in the “Risk Factors” section of this report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
      Any forward-looking statements that we make in this report speak only as of the date of this report, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 1.	Business.
      We are a holding company that owns several domestic and foreign subsidiaries. On August 24, 2004, we acquired the maintenance, repair and overhaul (or “MRO”) businesses of Dunlop Standard Aerospace Group Limited (which we sometimes refer to as “Dunlop Standard” or “Predecessor”) from Meggitt PLC. We refer to this transaction as the “Acquisition.”
      The financial statements in this report include the consolidated financial statements of Standard Aero Holdings, Inc. (“Standard Aero”) and its subsidiaries subsequent to the Acquisition and also include the combined financial statements of the Predecessor prior to the Acquisition. The combined financial statements and financial data of the Predecessor are presented for comparative purposes and include the MRO business of Dunlop Standard. Unless otherwise noted, references to the Company, we, us and our refer to Standard Aero Holdings, Inc. and its subsidiaries. Our fiscal year is the year ending December 31 of the corresponding calendar year. As discussed in Note 1 to our financial statements, the Acquisition resulted in a new basis of accounting for us. In some cases, for ease of comparison purposes, financial data for the period from August 25, 2004 through December 31, 2004 has been added to financial data of the Predecessor for the period from January 1, 2004 through August 24, 2004 to arrive at a 12-month combined period ended December 31, 2004. This unaudited combined data may be referred to herein as the year ended December 31, 2004 or 2004.
Our Company
      We are a leading independent provider of aftermarket MRO services for gas turbine engines used primarily for military, regional and business aircraft. We provide MRO services on a wide range of aircraft and industrial engines and provide our customers with comprehensive, value-added maintenance engineering and redesign solutions. For the year ended December 31, 2005, we generated revenues of $760.7 million.
      We believe we are differentiated from our competitors and are well positioned in the MRO markets we service as a result of our customer relationships, our advanced engine maintenance expertise, our parts repair technology, our rapid service turnaround times, the substantial investments we have made in our facilities, the service authorizations that we have obtained from original equipment manufacturers, or OEMs, and the large and growing installed base of engines that we service. For the year ended December 31, 2005, we generated approximately 89.6% of our revenues from servicing engine platforms for which we believe we had the largest or second-largest worldwide market share among all service providers. Generally, manufacturer specifications, government regulations and military maintenance regimens require that aircraft engines undergo MRO servicing at regular intervals or upon the occurrence of certain events. As a result, we believe that the market for MRO services is less cyclical than other sectors of the aerospace industry related to the manufacture of new aircraft.
      In recent years, the U.S. military and other militaries around the world have increasingly outsourced MRO services to private enterprises. This trend has grown as the engine MRO services for U.S. and other military customers are generally performed at large, dedicated facilities, or depots. In its 2004 fiscal year, the U.S. Department of Defense spent approximately $24.2 billion on depot-level maintenance, which refers to major repairs or overhauls, of which nearly 48% was outsourced to the private sector. Moreover, the average age of U.S. military aircraft is approximately 23 years and increasing, driven by the low replacement rate and reduced new aircraft procurement spending during the 1990s. We believe the aging of the U.S. military aircraft fleet will continue to result in a need for MRO services.
      We believe that we occupy a strong position in the market for MRO services for regional jet engines. The AE3007 and CF34 engines that we service were placed on approximately 90% of new regional jets delivered in 2005. We have been a Rolls-Royce authorized service provider for the AE3007 since 1992 and we estimate that we achieved approximately 50% share of the worldwide MRO market for this engine in 2005. In 2001, we obtained a 10-year authorization from General Electric to be the first authorized independent MRO service provider for the CF34 engine. In 2004, we negotiated an additional 10-year extension to our CF34 agreement that extends our authorization to 2021. We anticipate that MRO service requirements for these engines will increase over the next several years as the hours and cycles of operation across the installed base of these engines increase and as these engines, in particular the CF34, reach their first major maintenance intervals.
      We expect that demand for MRO services in the regional jet market will continue to increase and that because of our position in the CF34 engine market, we are well positioned to benefit from this growth. The regional airline market has grown dramatically since the introduction of regional jets in 1992. Regional jets are a significant, and the fastest growing, portion of the market for commercial aircraft. Regional airlines’ revenue passenger miles increased from 1.9 billion in 1992 to 65.0 billion in 2005, representing a 13-year compound annual growth rate of 31%. The regional jet fleet is projected to grow at an annual rate of 4.3% through 2015. This growth is being driven by the economic benefits that airlines can realize from regional jets, including replacing larger aircraft with regional jet aircraft in order to more closely match seating capacity with specific route demand and offering greater flight frequency throughout airlines’ route structures. Embraer and Bombardier together lead the market for new regional jets, with an estimated 99% combined share of new jet deliveries in 2005.
      We also provide MRO services on engine platforms used in non-aviation applications as well as comprehensive maintenance service solutions, control systems upgrades and retrofits and engineering solutions to power generation, mechanical drive, and cogeneration markets. Additionally, following our successful operational redesign of the former Kelly Air Force Base we started our Enterprise Services business to include services relating to the design and implementation of operational redesigns to military and non-military MRO operations. In April 2005, the United States Air Force awarded Battelle a 10-year contract to design, develop, implement and deliver a lean and cellular transformation of the aircraft, engines and commodities MRO processes and industrial facilities at the Oklahoma City Air Logistics Center and a 2-year contract to design, develop and implement cellular designs for C-130 and F-16 depot maintenance lines at the Ogden Air Logistics Center. Our Enterprise Services business has been chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign services under these contracts. For the year ended December 31, 2005, we generated revenues of $9.2 million under these contracts.
Business Segments
      We operate in two principle operating segments: (1) Aviation Maintenance Repair and Overhaul (MRO), and (2) Enterprise Services. In July 2005, as part of our restructuring process, the activities of our former Energy Services segment were moved to the Aviation MRO segment. Segment financial results and amounts for prior periods have been reclassified to reflect the new organization and current year presentation. Aviation MRO is our only reportable segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an Enterprise and Related Information”. For additional information regarding our Segments, please see Note 16 to our financial statements included under Item 15 of this report.
      Our Aviation MRO operating segment consists of the comprehensive MRO services that we provide on a wide range of gas turbine engines utilized on regional, military, business aircraft and non-aviation applications. Our comprehensive MRO services include scheduled and unscheduled engine MRO and accessory shop visits, on-wing and field service support, engine and accessory reliability management tools, spare engine and component support, proprietary repair processes, custom build specifications and fleet management. During 2005, our Aviation MRO operating segment generated revenues of $751.5 million, which represented 98.8% of our total revenues for the year.
      Our Enterprise Services operating segment provides design and implementation of operational redesigns. We commenced our Enterprise Services business in 2002 following our successful experience in redesigning the former Kelly Air Force Base in order to respond to requirements of the military for redesign of certain maintenance facilities and practices. During 2005, our Enterprise Services operating segment generated revenues of $9.2 million, primarily under our subcontracts with Battelle.

Our MRO Services
      Engine MRO services in our Aviation MRO segment are generally required at scheduled intervals prescribed by OEMs, government regulations, military maintenance or upon the occurrence of certain events or conditions such as engine damage or sub-standard engine performance. The cost of servicing an engine and the time required to complete servicing varies with the age, size and model of engine, the extent of the repairs being performed and the type and number of parts that need to be remanufactured or replaced.
      An overhaul of an engine can involve thousands of parts and hundreds of separate work orders. Each work order represents a specific step or process that must be completed during the course of the overhaul. For example, an overhaul of a Rolls-Royce T56 engine typically involves the inspection, replacement or refurbishment of 5,500 or more parts and approximately 170 separate work orders. We typically average between 20 and 60 days for a full overhaul on the majority of our engine programs. In order to overhaul engines quickly, we must perform and integrate numerous parallel processes and assemble numerous components into subassemblies before final assembly.
      Engine platforms serviced. The following table provides summary information regarding the primary engine platforms we service:

	2005	Date Introduced/
	Revenues	Date First Serviced	Estimated Product
Engine	(In millions)	by us	Life-Cycle Stage	Primary Applications

Aviation
Rolls-Royce T56	$306.1	1954/1960	Declining	Military aircraft including C-130 A-H Hercules; P-3 Orion; E-2C Hawkeye

Rolls-Royce AE3007	$104.8	1996/1997	Mature	Embraer RJ135/140/145 regional jets; Cessna Citation X business jets

Rolls-Royce Model 250	$62.4	1967/1967	Mature	Wide range of commercial and military helicopters, including the Bell Jet Ranger and OH-58 Kiowa

Rolls-Royce AE2100	$24.4	1991/1993	Growth	Military and regional aircraft including C-130J Hercules, C-27 Spartan, Saab 2000

General Electric CF34	$40.0	1995/2002	Growth	Bombardier regional and business jets; Embraer ERJ170/190 regional jets

Pratt & Whitney Canada PT6A	$81.2	1964/1986	Mature	Wide range of commercial and military turboprop aircraft, including Raytheon King Air series business turboprops; T-6A Texan military trainers

Pratt & Whitney Canada PW100	$82.3	1984/1993	Mature	ATR 42/72, Embraer 120 and Dash 8 series regional turboprops

      Repair and overhaul process. The stages of the engine overhaul process include the following:

•	Disassembly, cleaning, and parts inspection. After we receive an engine for repair and overhaul, our technicians disassemble the unit into its parts, a process that requires special tooling and expertise. Each part is identified to ensure traceability throughout the MRO process. The parts are then cleaned and inspected in accordance with specifications for serviceable material condition, structural integrity, and dimensional tolerances. Our technicians record the condition of the parts, prepare work orders for repairable parts, and order replacement parts as required. The information we gather during inspection of the engine parts enables us to prepare a detailed cost estimate.

•	Parts re-manufacturing and replacement. The next phase of the MRO process involves the re-manufacturing of repairable parts, issue of replacement parts from our inventory, and procurement of any parts we do not routinely stock. We seek to remanufacture parts or offer used serviceable replacement parts to our customers as an alternative to new parts. Our parts re-manufacturing capabilities include extensive machining, welding, brazing, metalizing, heat treatment, metal reshaping, surface refinishing and coating processes. Repairs to individual parts are performed in accordance with OEM and government-approved specifications and may involve more than fifty discrete process steps to complete. Although we subcontract a small number of processes to third parties, the majority of the re-manufacturing work is done in our own facilities. Re-manufacturing parts in lieu of new parts generally lowers customer costs and increases our margins, when compared to an engine overhaul that consists exclusively of new parts. In addition, these re-manufacturing and service capabilities are integral to our competitive position because they enable us to maintain or increase the quality of work we perform and significantly reduce costs and turn around times. An on-line master schedule and visual scheduling boards are used to coordinate the production activities required to meet our turn around time commitments. On-line business systems are also used by technicians to record the completion of all production tasks in accordance with our quality system requirements, to collect labor costs, and to track the location of parts and assemblies throughout the MRO process.

•	Re-assembly, engine testing, and outbound logistics. The engine is then reassembled, with technicians recording the completion of all tasks and documenting the results of inspections that impact engine performance. The engine is then installed in a test fixture and tested in accordance with OEM and government approved specifications to check for leakages, fuel efficiency, operating temperature range and power output. An engine which has gone through a complete overhaul must meet the OEM’s performance and safety specifications. It is then classified as a zero time engine, meaning that it can operate for the same number of hours before the next major maintenance event as a new engine. Upon successfully completing all performance tests and final inspection criteria, the engine is packaged for outbound shipment to the customer. Engines are generally shipped via third party ground transportation carriers.
      Engine leasing program. When a customer transfers an engine to us for repair and overhaul work, we may lease or rent an engine of the same type to the customer so that the customer can continue to operate its aircraft. We keep an inventory of flight-ready engines for most of the engine platforms that we service. The net book value of our engines and modules inventory was $28.3 million at December 31, 2005.
      Repair and overhaul facilities. Our repair and overhaul facilities are located primarily in the United States, Canada, and the Netherlands. In the United States, our largest operations facilities are located in San Antonio, Texas and Maryville, Tennessee, and we have numerous sales facilities throughout the country. In Canada, we have six primary operations facilities in Winnipeg and service facilities in Vancouver and Montreal. We also have service facilities in Singapore and Australia. We believe that the equipment in use in our various facilities is of high quality, in part a result of capital expenditures made during the past several years and the redesign of our facilities.

OEM Authorizations and Licenses
      We believe that establishing and maintaining relationships with the OEMs is an important factor in achieving sustainable success as an independent service provider. OEMs grant participants in the MRO services market authorizations or licenses to perform repair and overhaul services on the engines they manufacture. MRO service providers that have received OEM authorizations and licenses gain a competitive advantage because they typically receive discounts on parts, technical information, OEM warranty support and use of the OEM name in marketing. Obtaining OEM authorizations requires sophisticated technological capabilities, experience-based industry knowledge and substantial capital investment. Additionally, the OEMs maintain close commercial control of their authorized service providers and, in certain cases, grant few authorizations or licenses. For example, we are currently one of only two independent service providers authorized to service the Rolls-Royce AE2100 and the only independent service provider in North America authorized to service both the Rolls-Royce AE3007 and General Electric CF34 engines.
      We currently have OEM authorization or licenses for all of the engine platforms that we service other than Honeywell APUs.
      Each of the authorizations or licenses that we have with OEMs is in the form of a contractual agreement. These contracts typically require us to pay an authorization fee to the relevant OEM and, in some cases, also require us to pay annual authorization fees and royalties or to fulfill other conditions set by the OEM. No material authorization or license expires prior to November 1, 2008. In the past, our OEM authorizations or licenses have generally been renewed or extended at their expiration, however, we cannot assure you that any or all of these authorizations or licenses will be extended or renewed in the future.
Customers and Significant Contracts
      We service approximately 1,300 customers. Our two largest customers, Kelly Aviation Center, L.P. (“KAC”) and Rolls-Royce Corporation, accounted for approximately 31.2% and 15.1% of our revenues in 2005, respectively. Revenues from KAC are those subcontracted under the Kelly Air Force Base subcontract, and revenues from Rolls-Royce are generally provided on a subcontract basis to regional airlines that have entered into AE3007 “power by the hour” contracts with Rolls-Royce.
      We have entered into several long-term agreements that we expect will result in future revenues. The pricing terms under these contracts vary depending on the type of contract and its specific terms. Generally the types of contracts that we enter into are as follows:

•	time and material contracts, where we charge our customer a price based on the specific work to be performed;

•	fixed price per maintenance or service event contracts, where pre-negotiated fixed prices are charged for specific MRO or redesign services; and

•	fixed price per engine hour/cycle contracts, where a flat rate based on engine-hours/cycles used is charged for any and all MRO service requirements during the term of the contract.
      Several of our significant customer contracts are set forth below:

Kelly Air Force Base T56 subcontract: In February 1999, a team comprised of Oklahoma City Air Logistics Center (“OC-ALC”) and KAC won a contract pursuant to which the U.S. Air Force outsourced its engine MRO operations at the former Kelly Air Force Base in San Antonio, Texas. As the prime contractor, OC-ALC subcontracts all Rolls-Royce T56 engine MRO services at the facility to KAC, which then subcontracts such services to us. The original subcontract, awarded in 1999, was for MRO labor services only. In October 2003, the scope of the subcontract was expanded to include the supply of materials. The subcontract’s original term ran through 2006 with the potential to earn performance-based annual extensions through 2014. We believe KAC has been awarded extensions through February 2009. We have been awarded one extension through February 2007. On January 25,

2006, we were notified by KAC that they do not intend to issue to us additional options under the subcontract beyond February 2007. We believe we are entitled to those additional options and intend to protect our rights while we pursue our legal and contractual options in regard to the decision by KAC not to award contract extensions beyond 2007. For further discussion, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”

U.S. Navy T56 contract: In December 2003, the U.S. Navy awarded us an indefinite delivery, indefinite quantity one-year contract with four optional renewal years to provide MRO services for its fleet of T56 engines. These services are performed at our San Antonio and Winnipeg facilities. This contract features a fixed price per maintenance event. We estimate that aggregate revenues from this contract will exceed $120 million over its potential 5-year term, assuming all renewal options are exercised. We have received three option renewals under this contract.

SkyWest CF34 contract: In November 2004, the Company signed an exclusive contract with SkyWest Airlines of St. George, Utah to service their fleet of CF34-8 engines powering their new CRJ-700 regional jets. This contract was amended in March 2006 to add additional CF34-8 engines and to extend the agreement by five years. We expect that this contract will generate approximately $500 million of revenues during its 20-year term, with scheduled maintenance events expected to commence in 2007.

Oklahoma City Air Logistics Center contract: In April 2005, the United States Air Force awarded Battelle a 10-year $500 million, indefinite delivery, indefinite quantity contract to design, develop, construct, install, implement and deliver a lean and cellular transformation of the aircraft, engines and commodities maintenance, repair and overhaul process and industrial facilities at the Oklahoma City Air Logistics Center. Our Enterprise Services business has been chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign services under this contract.

Competitive Strengths
      We believe that our customer mix and the size of the installed base of engines we service reduce our exposure to any single market trend or development. We also believe that the following strengths provide our business with a solid foundation for future growth:

Industry leading service provider. We believe our MRO services are among the best in the industry in terms of quality of work, turnaround times, reliability after overhaul, technical support and overall customer satisfaction. We provide our customers with in-house part repair and overhaul services, which frequently avoids delays associated with outsourcing part repairs and provides a lower cost alternative to sourcing new replacement parts from OEMs. Additionally, our short turnaround times help our customers reduce downtime and enhance their fleet utilization. We also provide our customers with a broad range of service offerings, including advanced engine diagnostics and monitoring, fleet MRO maintenance programs and spare engines so that customers can continue to operate their aircraft or non aviation application during the MRO service.

Leading market positions. We rank in the top three in the worldwide MRO market for each of the principal engine platforms that we service and are the only OEM authorized provider to service both the Rolls-Royce AE3007 and the General Electric CF34 regional jet engines. Our market share allows us to develop a depth of experience and capabilities that improve our operations, reduce turnaround times and lower costs. We also believe that our leading market positions, extensive experience, existing OEM authorizations, technology and expertise differentiate us from many of our competitors in the eyes of our customers and play a key role in securing additional long-term contracts and OEM authorizations.

High barriers to entry. The dynamics of the MRO industry make it difficult for new competitors to enter the market. New entrants to the industry must obtain extensive approvals and certifications from both customers and government regulators and demonstrate conformity with complex and sophisticated materials tracking capabilities, quality system and production process controls and other operational system requirements. In addition, OEM service authorizations, which enable MRO providers to receive discounts on parts, technical information, OEM warranty support and use of the OEM name in marketing, are difficult to obtain. Obtaining these certifications, approvals and authorizations requires sophisticated technological capabilities, experience-based industry knowledge and substantial capital investment.

Regulated maintenance requirements provide demand for our MRO services. A substantial portion of our revenues are generated under government-regulated maintenance programs based on engine usage and operating cycles. We expect that the large and growing installed base of many of the engines we service and increasing hours used will combine to provide our company with a base of recurring revenues. Furthermore, we are the depot level provider to the U.S. military under contracts for the T56 and AE2100 engines, which power the C-130 Hercules tactical transport aircraft. There is no anticipated replacement in the foreseeable future for the C-130, which is an important element of the U.S. military’s tactical airlift capability. We believe that, due to the C-130’s increasing age and important military function, MRO services on the engines that power the C-130 will continue. Depot level support for U.S. military T56 engines is predominantly provided under the Kelly Air Force Base subcontract. For further discussion, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”

Well-positioned to benefit from current industry trends. We believe that we are well positioned to benefit from current industry trends. Moreover, we believe that our success in transforming the former Kelly Air Force Base facility and delivering substantially improved war-readiness rates and reduced costs to the U.S. military position us to compete effectively for future military outsourcing and MRO facility redesign contracts. Additionally, as the only OEM-authorized provider of MRO services for both of the Rolls-Royce AE3007 and the General Electric CF34 engines, our investment in advanced facilities to handle current and future MRO demand for these engines positions us to benefit from anticipated engine MRO growth in the regional jet sector. Finally, because many military, regional and business aircraft share related engine platforms, such as GE’s CF34 (for deployment on commercial aircraft) and TF34 (for deployment on military aircraft), we believe that we are well-positioned to adapt our MRO capabilities and facilities for additional applications without incurring significant additional fixed costs. For example, we were awarded a contract by the U.S. Army to service the Rolls-Royce T703 engines that power its OH-58 Kiowa Warrior helicopters, building on our experience with that engine in commercial applications.

Experienced management team with proven track record. Our operations are led by an executive management team that has been working together for approximately 18 years and whose members have an average of over 21 years of industry experience. Our management team has a proven record in winning new business, reducing costs, improving working capital management and implementing other initiatives to increase operating efficiencies.

Business Strategy
      Our principal objective is to increase our revenues and cash flows by building on our position as a leading provider of MRO services for military, regional and business aircraft and related redesign and non-aviation MRO. In pursuing this objective, we intend to continue to target engine platforms with large installed bases and blend high quality and efficient MRO operations with innovative value-added services including redesign services. Specifically, we intend to pursue the following strategies:

Win new business. We will continue to focus on expanding our market share in our existing engine programs and will selectively seek to enter new MRO programs. We are seeking to take advantage of our authorizations and our advanced MRO facilities by bidding on numerous new contracts with regional aircraft operators and pursuing new business with OEMs. We have secured long-term contracts with SkyWest Airlines and GoJet Airlines to provide CF34 MRO services. We continue to leverage our military, business aviation and regional airline customer relationships to grow our core APU business and expand into new engine models. We believe that our achievements under our military contracts, our relationships with OEMs and our reputation for excellent quality and service place us in a favorable position to obtain business servicing additional engine platforms. We are also working to expand our Enterprise Services business and are actively seeking opportunities to provide redesign services to other MRO facilities.

Capitalize on our advanced facilities. We intend to capitalize on the significant investments that we have made in our MRO facilities, including our CF34 facility. We believe that the resulting capacity available at our facilities positions us to handle increased MRO volume without substantial additional investment. We also intend to further distinguish ourselves from our competitors by increasing our operational efficiency at all of our facilities by further reducing our turnaround times, developing unique MRO intellectual property on repairs and processes and improving our parts inventory and working capital management.

Pursue selected acquisition opportunities. We intend to evaluate and pursue selected opportunities to acquire aerospace and defense services businesses. Our objective is to identify acquisition opportunities that will benefit our existing operations by enhancing economies of scale and our technological strengths and by adding new customers, services and product lines.

Competitive Environment
      We believe that the market for the aviation and non-aviation MRO and redesign services that we provide is highly competitive and concentrated, and that competition in the market is based on price, quality, and the ability to perform repairs and overhauls rapidly. Our primary competitors in our Aviation MRO segment are the service divisions of OEMs, other independent MRO service providers and, in certain cases, the in-house maintenance services of the commercial airlines and military MRO facilities. Our primary competitors for our Enterprise Services business include independent management consulting businesses and defense contractors. Certain characteristics of these competitors are as follows:

•	Service divisions of OEMs. We estimate that the service divisions of OEMs, including Rolls-Royce, General Electric, Pratt & Whitney Canada and Honeywell, comprise approximately one-half of the market for all MRO services. Service divisions of OEMs compete on the basis of their affiliations with OEMs, which may give them design authority, brand recognition, strong and long-term customer relationships beginning with the original sale of the engines, which may include a MRO service agreement, the ability to adapt quickly to customer requirements involving technical specification changes, a diverse product and service base, significant financial resources, control over product certification and control over sources of approved parts.

•	Other independent MRO service providers. Most of the independent MRO service providers that compete with us also operate under authorizations from OEMs, and include Vector Aerospace Corporation, BBA Group plc, MTU Aero Engines and Rolls Wood Group. We also compete with independent MRO service providers that do not have authorization from the OEMs or hold limited approvals or licensing agreements from the OEMs that only allow for the repair of certain components of engines such as Chromalloy Gas Turbines. These competitors may have strong and long-term customer relationships and greater financial resources than us.

•	In-house maintenance services. While recently there has been an increasing trend among commercial airlines to outsource their engine MRO needs, some of the large commercial airlines maintain in-house MRO service divisions. These service divisions often provide MRO services externally but do not have the benefit of holding OEM authorizations to provide MRO services to third parties. These competitors include Lufthansa Technik, Air Canada Technical Services and the MRO division of Delta Airlines. In-house maintenance services have several competitive advantages, including captive engine fleets, and may have greater financial resources than us.

Sales and Marketing
      We market and sell our MRO services to more than 1,300 customers, including: OEMs; civilian, military, government and industrial end-users; commercial, regional, commuter and charter airlines; corporate fleets; helicopter operators; and third-party overhaul shops.
      Revenues from our MRO services are made through a combination of direct marketing, trade shows, sales personnel and agents or independent representatives. Actual sales methods vary depending on the particular service we are offering, the customer or the market for that service. Sales methods include competitive bids and direct and indirect sales.
      Revenues from our Enterprise Services are characterized by generally long procurement cycles often requiring teaming with qualified partners.
Employees
      As of December 31, 2005, we had approximately 2,500 employees worldwide. Of our employees, approximately 39.4% work in the United States, 50.9% work in Canada, 8.1% work in the Netherlands and 1.6% work in other offices around the world, including Singapore, Australia, the United Kingdom, Spain and France. Our employees in the Netherlands are included under a government bargaining unit. We believe that our relations with employees are strong and we have not experienced a material work stoppage or strike.
Raw Materials
      We depend on certain component parts and material suppliers for our MRO operations. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. In 2005, Rolls-Royce and Pratt & Whitney Canada were our two largest suppliers, accounting for approximately 25.0% and 17.6%, respectively, of our parts purchases. In 2005, we purchased an additional 36.9% of our parts purchases from the Defence Logistics Agency and Aviall, Inc. in support of our Rolls-Royce T56/501D and Model 250 businesses. The loss of any of these key suppliers could have a material adverse effect on our business. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced.
      We select our non-OEM suppliers primarily based on their ability to ensure that their parts are serviceable and traceable to OEM-approved sources, their delivery performance and their ability to help us reduce our total cost of procuring those parts. For quality control, cost and efficiency reasons, we generally purchase supplies only from vendors with whom we have ongoing relationships or who our customers have previously approved. We have qualified second sources or have identified alternate sources for many of our parts supply needs.
Research and Development, Patents, Trademarks and Licenses
      Our research and development focuses on new and innovative MRO technologies for the engines that we service and on enhanced life-cycle offerings to our customers including improvements in engine performance. In particular, we have invested significant resources in developing unique internal remanufacturing technologies and processes that deliver more extensive component repair capabilities at lower costs and higher quality.
      We focus on component repairs for the engines that we service and on life-cycle improvements in the engines and overall operational fleet performance. We have established dedicated repair cells with specialized equipment and highly-trained engineers and technicians to achieve these objectives. An important element of this capability is our designation as a Design Approval Organization as authorized by Transport Canada. This approval, which is recognized by the FAA under bilateral agreements, simplifies the approvals of our component repairs in the North American market and with several other allied nations. We work closely with engine OEMs on selected component repairs to gain their formal approvals, commercial support and wider market access. The primary objectives of our component repair development are to provide market differentiation by means of lower cost part replacement options and to increase the value-added content of our aviation and non-aviation MRO projects. Our ability to remanufacture components has also enabled us to minimize the use of subcontractors, which we believe has helped us to enhance our turn times, quality control and revenues.
      We have developed a unique application methodology for fleet management. We offer specialized engineering consulting services to accumulate, classify, and analyze fleet maintenance and operations data.
      We have patents approved and pending for a Reliability Centered Maintenance application for engine fleet management. We are active in protecting our intellectual property through patents, trademarks, licensing and retention of our know-how. Where we do not own the intellectual property for the applications we develop, we may seek to license the technology.
Governmental Regulation of the Aerospace and Defense Industry
      The aerospace and defense industry is highly regulated and the MRO services that we provide are required to meet stringent standards. These regulations are imposed by governmental and intergovernmental agencies worldwide, such as the FAA and equivalent government agencies in other countries, and by both aircraft and engine manufacturers’ guidelines. All aircraft, engines and associated components are subject to stipulated maintenance, repair, overhaul and replacement criteria based on certain numbers of flight hours and/or takeoffs and landings. Inspection, maintenance and repair procedures for the various types of aircraft engines and components are prescribed by regulatory authorities and can be performed only by certified repair facilities and/or certified technicians.
      Agreements between the FAA and equivalent government agencies typically enable MRO services to be performed outside the country of aircraft registration. However, changes to the regulatory structure could result in expense and efforts on behalf of Standard Aero to ensure compliance with all regulatory requirements.
      We believe that we have all material licenses and certifications that are required in the jurisdictions in which we operate and that we are in material compliance with the governmental regulations affecting the aerospace and defense industry.
Environmental Matters
      We are regulated under various international, national and local environmental, occupational health and safety and other similar governmental laws and regulations. Our operations are subject to comprehensive and frequently changing laws and regulations relating to the generation, storage, handling, use and transportation of hazardous materials, to the emission and discharge of such materials into the environment, to the health and safety of our employees and to other environmental matters. Under environmental laws, permits are required for some of our operations, and the issuing authorities could modify, refuse to renew or revoke our permits. Although prior to the Acquisition Dunlop Standard was, from time to time, required to pay fines in connection with violations of certain environmental requirements, we believe that we are currently in substantial compliance with environmental laws. We incur capital and operating costs relating to environmental compliance on an ongoing basis. We do not, however, believe that we will be required under existing environmental laws to expend amounts that would have a material adverse effect on our financial condition or results of operations as a whole.
      Historical contamination is known or suspected to exist at or about certain of our facilities located on land that has been used for industrial purposes or in facilities that contain or have contained asbestos. Under some circumstances, we could be held responsible for cleaning up contamination at our facilities, including facilities that we have sold or transferred to other companies, or at waste disposal sites that we use regardless of whether we know of or were responsible for such contamination. We could also be held liable for any personal injury or property damage resulting from such contamination or, more generally, from any releases of hazardous materials resulting from our activities. Although we have not incurred and currently do not anticipate any material liabilities in connection with environmental or occupational safety and health matters, there can be no assurance that future costs relating to these matters will not have a material adverse effect on our financial condition or results of operations as a whole.

Item 1A.	Risk Factors.
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
A significant portion of our revenues are derived under a single contract that has been the subject of a dispute and that may be terminated in certain circumstances, some of which are beyond our control.
      Approximately 31.2% and 35.7% of our revenues for the year ended December 31, 2005 and the year ended December 31, 2004, respectively, were generated from providing MRO services to the U.S. Air Force pursuant to our contract with Kelly Aviation Center, LP, or KAC. The loss of, or materially adverse changes to, the Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. On January 25, 2006, KAC informed us that it does not intend to extend the subcontract beyond February 2007. We continue discussions with KAC with regard to this matter and are taking steps to protect our legal and contractual rights under the subcontract as well as the intellectual property we have made available to KAC under the subcontract. However, we cannot assure you that our efforts will result in either an extension of the subcontract beyond February 2007 or another satisfactory resolution of this dispute. Additionally, even if we are successful in coming to a satisfactory resolution of our dispute with KAC over the subcontract, if this subcontract is terminated due to future disputes with KAC, because KAC is not awarded extensions under the prime contract with the U.S. Air Force, as a result of its expiration or otherwise, our revenues and liquidity would be materially adversely affected. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
A significant portion of our revenues are derived from contracts, directly or indirectly, with the U.S. military that are subject to U.S. Government contracting rules and regulations.
      Approximately 37.3% and 40.6% of our revenues for the year ended December 31, 2005 and the year ended December 31, 2004, respectively, were generated from providing services to U.S. military end-users, including to the U.S. Air Force through our subcontract to provide MRO services at the former Kelly Air Force Base. These revenues depend on the U.S. Government’s continued commitment to, and funding of, the programs under contract with us or the customers for whom we act as a sub-contractor for such programs. The terms of defense contracts with the U.S. Government generally permit the government or the prime contractor to terminate or modify contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract by the Government, including for non-performance, a change in the government’s procurement priorities, in connection with a transfer of control or assignment of a contract, or for any other reason, a reduction in the volume of contracts or sub-contracts awarded to us, or substantial cost overruns could adversely affect our results of operations. We also face the risk that the U.S. Government may unilaterally suspend our customers, the prime contractor with whom we subcontract or us from new contracts in the event of any alleged violations of procurement laws or regulations. In addition, our subcontracts may be terminated or we may be required to renegotiate terms of our military contracts if the U.S. Government threatens to terminate the contract of a primary contractor through whom we provide services. If we fail to renegotiate with the primary contractor, we and the primary contractor may lose all our business related to such contract.

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
      The U.S. Government may review our costs and performance on their contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.
A further decline in the operational tempo of the U.S. military would affect the frequency with which the engines used in military aircraft reach scheduled intervals for maintenance events, which would adversely affect our results of operations.
      A decline in the operational tempo of the U.S. military could reduce aircraft engine maintenance cycles, which could adversely affect our results of operations. The frequency of maintenance cycles is largely dependent on levels of engine utilization and correlates to the frequency of aircraft deployment. For example, our results of operations in prior periods, particularly in 2004, were impacted significantly by the increased operational tempo of the U.S. military, which resulted in increased MRO events for T56 and other engines. Since 2004, we have observed a reduction in the operational tempo of the U.S. military and expect that the operational tempo of the U.S. military will be lower in 2006 than it was in 2004. Continued reduction in operational tempo in future periods may reduce the demand for our services, which could adversely impact our results of operations.
Decreases in spending or outsourcing by our military end-users could materially reduce our revenues and adversely affect our financial condition.
      Services to our military end-users accounted for 45.9% of our revenues for the year ended December 31, 2005 and 47.3% of our 2004 revenues. The U.S. military and the Canadian Air Force are our two largest military end-users, representing approximately 37.3% and 2.8% of our revenues for the year ended December 31, 2005, respectively. Defense spending by U.S., Canadian and European governments has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in sales to our military customers depends on continued outsourcing by military end users of certain MRO functions. This outsourcing may cease or decrease in the future. U.S. federal law currently prevents the U.S. military from outsourcing more than 50% of depot-level maintenance without a waiver from the Secretary of Defense, and we believe that the military is approaching this threshold. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our MRO services.
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
A significant portion of our revenues from regional and business aviation customers are derived from services we provide on behalf of OEMs as a subcontractor for services they provide to their customers. As a result, we could be adversely affected by changes in demand by OEMs or their customers.
      Aircraft engine manufacturers, including Rolls-Royce and General Electric, in addition to providing authorizations to service the engines they manufacture, are also significant customers as a result of subcontracting MRO services to us for contracts they have with their end customers. MRO services subcontracted to us by Rolls-Royce accounted for approximately 15.1% of our revenues for the year ended December 31, 2005 and approximately 19.1% of our combined 2004 revenues. In 2005 and for the foreseeable future, the revenues generated by providing MRO services on AE3007 engines under subcontract with Rolls-Royce will be lower than they were during 2004 as a result of Rolls-Royce’s modification of the MRO workscope requirement. Our results of operations could be adversely affected if these OEMs modify pricing, modify workscope requirements or reduce the volume of engines subcontracted to us, either because of decreased demand by their end users or because of an increase in the volume of MRO services provided directly by the OEMs.
We have incurred significant costs to obtain authorizations for new engine platforms, including the CF34 and AE3007, and to establish facilities for servicing such platforms. We may not realize all of the revenues or profit margins expected from these engine platforms now or in the future or recover the significant capital we have expended.
      We have incurred significant up-front costs to obtain our OEM authorizations and to establish facilities for our regional jet platforms: the CF34 and the AE3007. Our investments in these platforms may not yield the returns that we anticipate. The realization of additional revenues from these engine platforms is subject to a number of important risks and uncertainties, including the following:

•	The current CF34 engine MRO market is currently based on unscheduled maintenance events and General Electric-sponsored upgrade campaigns, which results in uncertainty in revenues. We do not anticipate scheduled MRO activity on this engine platform until 2007 when the first significant volume of expected scheduled maintenance events come due.

•	Because customers of CF34 MRO services are limited in number and because the contracts for these services could be long term in nature, to the extent that these customers enter into contracts with other MRO providers, we could effectively be precluded from competing for this business for a significant period of time.

•	The CF34 engine has proven to be significantly more reliable than most other small turbofan engines, with the first major required MRO event for CF34 engines occurring between 9,000 and 18,000 cycles, depending on the model, as compared to 4,000-6,000 hours/cycles for other turbofan engines. As a result, our service volumes for the CF34 engine may be lower than for other engines with higher scheduled maintenance frequencies.

•	We are currently the only independent authorized MRO provider for the CF34 in North America. Our ability to win new business for this platform could be adversely affected by increased competitive pressure if General Electric authorizes additional independent service providers or if General Electric expands its existing in-house MRO capabilities.

•	We depend on Rolls-Royce for a significant portion of our AE3007 business as we provide services for Rolls-Royce on certain engines for which they have “power-by-the-hour” contracts with the end-user. Rolls-Royce maintains its own MRO facility and may elect to service a greater proportion of AE3007 engines in-house or further change the pricing or level of workscopes that we receive.

•	We have based our business plan, in part, on the assumption that the worldwide regional jet fleet and the associated maintenance requirements will continue to grow. Over time our anticipated returns from our regional jet business could be adversely affected if new production demand or passenger traffic results in lower than anticipated engine production in this market.

•	Our regional airline customers and end users operate under service agreements with the major airlines. We depend on these regional airlines for a significant portion of our CF34 and AE3007 revenues. Our anticipated returns from our regional jet business may be impacted by the financial stability of the major airlines and their regional partners. We may be adversely affected by early termination of aircraft leases, inability to re-market surplus aircraft, reduction in aircraft utilization, early termination of MRO service agreements, deferral of maintenance requirements and inability of our airline customers to honor their financial commitments.

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
      We have entered into multi-year, fixed-price contracts (including fixed-price arrangements based on engine utilization) with some of our customers, in which we have agreed to service engines for a price determined based on then-existing engine maintenance and usage data. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, including the actual condition of the customer’s engine fleet and our ability to inspect the condition of the customers’ aircraft prior to bidding. We bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. In the case of one contract that we have with a foreign government, we have experienced losses for work scopes that have exceeded our original estimates, partly because we did not have the opportunity to inspect engines prior to bidding the contract, and we may experience additional losses during the remaining term of this contract. In such cases, we may be unable to estimate the existence or the magnitude of losses until engines are delivered to us, despite any prior experience under the contract. Our ability to terminate fixed-price contracts is generally limited, and we may be subject to liquidated damages in the event we elect early termination.
Material weaknesses in our internal control over financial reporting resulted in material misstatements in our financial statements that required us to restate certain of our historical financial statements. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud.
      As described elsewhere in this report, the audit committee of our board of directors, upon management’s recommendation, has determined to restate certain of our historical financial statements and other financial information. Our management concluded that the accounting errors that necessitated the restatement resulted from control deficiencies in our internal control over financial reporting constituting material weaknesses as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2. Specifically, our management concluded that our failure to maintain effective controls over the valuation and presentation of our loss-contract accrued liability and over the valuation of discounts for parts that are recorded within our accounts receivable account each constituted material weaknesses and resulted in the errors that necessitated the restatement. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Item 9A, “Controls and Procedures.”
      Our management believes that the restatement corrected the accounting errors caused by the material weaknesses and that the financial statements included in this report fairly present in all material respects our financial position, results of operation and cash flows for the periods presented. However, we cannot be certain that other material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain controls and procedures designed to prevent additional material weaknesses could cause us to fail to meet our periodic reporting obligations or result in additional errors and material misstatements not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, to be filed in early 2008. Such a failure could also cause investors to lose confidence in our reported financial information.

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

Other independent MRO service providers. Most of the independent MRO service providers that compete with us also operate under authorizations from OEMs. Certain of these competitors may have certain stronger and longer-term customer relationships and greater financial resources. We also compete with independent MRO service providers that do not have authorization from the OEMs or hold limited approvals or licensing agreements from the OEMs that only allow for the repair of certain components of engines. These competitors may have strong and long-term customer relationships and greater financial resources than us.

Independent MRO service providers, who currently do not compete with us, such as Kelly Aviation Center L.P., may decide or attempt to provide MRO services on engines that we currently service and for which they may or may not have OEM authorization. These potential competitors may have strong and long term customer relationships and greater financial resources than us. For further discussion, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”

In-house maintenance services of the commercial airlines. While recently there has been an increasing trend among commercial carriers to outsource engine MRO, some of the large commercial airlines maintain in-house MRO service divisions. These service divisions often provide MRO services externally but do not have the benefit of holding OEM authorizations to provide MRO services to third parties. In-house maintenance services have several competitive advantages over us, including captive engine fleets, and may have greater financial resources than us.

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
      We depend on authorizations granted by OEMs to service the engines manufactured by them. These authorizations can provide important competitive advantages, such as discounts on parts and services purchased from the OEMs and access to OEM technical information and upgrade campaigns. If an OEM fails to renew or extend an existing service authorization or if authorization fees increase significantly, our results of operations may be materially adversely affected. Additionally, there is generally no restriction on the ability of OEMs to grant licenses to other competitors and there can be no assurance that other service providers will not be authorized on platforms on which we are currently the primary or sole independent provider. For example, we are currently the only independent authorized MRO provider for the CF34 in North America, and our ability to win new business in this market could be affected if General Electric authorizes additional independent service providers.
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
      We depend on certain component parts and material suppliers for our MRO operations. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. During the year ended December 31, 2005, parts purchases from Rolls-Royce and Pratt & Whitney Canada accounted for 25.2% and 17.6% of our total parts purchases, respectively. During the year ended December 31, 2005, we made an additional 36.9% of our total parts purchases from the Defense Logistics Agency and Aviall, Inc., a parts distributor that is the exclusive distributor for certain Rolls-Royce engines. The loss of any of these key suppliers could have a material adverse effect on our business and results of operation. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced.

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
The regional and business aviation industry may experience disruptions as a result of terrorist threats or attacks and other exogenous factors beyond our control that could materially adversely affect our results of operations and financial condition in future periods.
      In the aftermath of the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules, lowered fares and implemented cost reduction initiatives. The impact of the war on terror and other conflicts, health concerns such as Severe Acute Respiratory Syndrome (SARS) or the pandemic flu, increases in fuel costs and weak economies have, at times, resulted in a decrease in revenue passenger miles and large and continuing losses in the airline industry. Many carriers around the world have filed for bankruptcy and others may file for bankruptcy protection in the future. Bankruptcies of our customers could materially impact our revenues, result in account losses or could lead to litigation against us for preference payments or other claims.
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

      The following additional factors may also have a negative impact on our regional and business jet aviation revenues:

•	Downturns in commercial air travel may contribute to excess capacity in the MRO market and increased competition for MRO work. We may not have sufficient resources to compete effectively and our profit margins may be negatively impacted;

•	Changes in passenger travel patterns may require commercial airlines to retire some of the aircraft that use engine platforms that we service; and

•	Continued increases in fuel prices may result in the retirement of older engines that we service in favor of newer, more fuel-efficient models.
      The foregoing factors, among others, many of which are beyond our control, may have a material adverse effect on our business, financial condition or results of operation.
We will not be able to operate our business if we fail to comply with or obtain and maintain the necessary regulatory approvals.
      We operate in a highly regulated industry and need a number of regulatory approvals to provide our services. In addition, most of our authorizations with OEMs terminate at the option of the OEM if we fail to obtain or maintain necessary regulatory approvals or fail to comply with applicable regulations. Failure to obtain, maintain or comply with regulatory approvals, or the costs associated with obtaining, maintaining or complying with any such regulatory approvals, could have a material adverse effect on our business, results of operations and financial condition. Regulatory authorities monitoring our performance and products include the U.S. Federal Aviation Administration, or the FAA, a consortium of European regulatory authorities called the Joint Aviation Authorities, the U.K. Civil Aviation Authority, Transport Canada and others. Certain of these regulatory authorities require, among other things, that we:

•	periodically undergo extensive inspections and audits of our facilities and practices;

•	obtain and maintain certifications from regulatory authorities to provide service for commercially operated aircraft engines; and

•	obtain and maintain recognized quality approvals, such as ISO-9000 and ISO-9001.
      The U.S. Department of Defense, the Canadian military and most other military organizations to which we provide services similarly require us to comply with all applicable government regulations when servicing their equipment and may conduct reviews similar to those conducted by civil regulatory authorities. We are also subject to U.S. Commerce, Treasury and State Department regulations and other governmental trade regulations including regulations that govern citizenship and nationality that can increase costs and add to the complexity of doing business with aerospace and defense products. In addition, we may become subject to new governmental regulations if we expand our business into new countries or sell new products or services. The imposition of new, different or more stringent regulations could also materially adversely affect us because we might be unable to comply with them or compliance may require significant additional expenditures. Our inability or other failure to comply with the applicable laws of the countries in which we do business could result in fines and penalties being imposed by foreign governments or the U.S. government. Additionally, non-compliance with laws could result in contract terminations or non-renewals or the loss of contracts through the competitive rebidding process or suspension or debarment from contracting with the U.S. government, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
Our operations depend on our facilities, which are subject to physical and other risks that could disrupt our business.
      The facilities at which we provide our services could be damaged or disrupted by external factors, including a natural disaster, war or terrorist activity. Although we have obtained property damage and business interruption insurance, a major catastrophe, such as an earthquake, hurricane, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in service and shipments of engines and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events.
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
Our international operations are exposed to various risks, which could have a material adverse effect on our results of operations and financial condition.
      Our business is subject to certain risks associated with doing business internationally. Most of our operations are in the United States and Canada, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in six different countries with facilities in five of those countries. The revenues of our non-U.S. subsidiaries represented 45.4% of our total revenues in the year ended December 31, 2005 and 35.8% of our total combined 2004 revenues. International operations are subject to many additional risks, including:

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
We may face large liability claims, which could have a material adverse effect on our results of operations and financial condition.
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
      We have obtained insurance coverage with respect to these types of liabilities. However, any liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on these liabilities. Some of our service contracts with OEMs do not limit our liability or provide for indemnification by the OEMs against losses arising from parts or work provided to us by the OEMs. Furthermore, we may incur significant expenses in the course of defending against such claims. In addition, adequate insurance may not be available in the future or may be available only on unacceptable terms. Additionally, we are also subject to warranty claims for which our reserves may prove to be inadequate.
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
      As a result of these factors, if an acquisition were to occur, our business, financial condition or results of operations could be materially adversely affected.
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
      Certain affiliates of Carlyle own a significant majority of our equity and are able to control our affairs. As a result, Carlyle controls the appointment of our management, the entering into of mergers and other extraordinary transactions, and all other matters requiring the consent of our stockholders. We may also pursue potential business combinations with other Carlyle affiliates in the future. The interests of Carlyle and its affiliates could conflict with the interests of our other investors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Carlyle as an equity holder might conflict with the interests of a holder of a debt instrument such as a holder of our notes. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our notes.
      We have a significant amount of indebtedness. Our indebtedness as of April 12, 2006, consisted of:

•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $250.0 million, and a $50.0 million six-year revolving credit facility, under which we had $2.0 million outstanding indebtedness;

•	$2.2 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4 % senior subordinated notes due 2014.

      Our high degree of leverage could have significant consequences for the holders of our notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes;

•	increase our vulnerability to a downturn in general economic and industry conditions or in our business;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to market conditions, including changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to other providers of MRO services that have less debt;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	limit our ability to make capital expenditures that are important to our growth and to our ability to maintain our facilities in good working order and repair; and

•	limit, among other things, our ability to borrow additional funds or dispose of assets.
      The indenture governing our notes and our senior credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of our debts.
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
      Our ability to make payments on and to refinance our indebtedness, including our notes and our senior credit facilities, and to fund our operations depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      Based on our current and anticipated levels of operations, we believe our cash flow from operations, available cash and available borrowings under our senior credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.
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
      If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including our notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior credit facilities and the indenture governing our notes restrict our ability to dispose of assets and use the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Despite current indebtedness levels, we, and our subsidiaries are able to incur substantially more debt, which would further exacerbate the risks associated with our substantial leverage.
      We and our subsidiaries are able to incur substantial additional indebtedness in the future because the terms of the indenture governing our notes do not fully prohibit us or our subsidiaries from doing so. If new indebtedness were added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they face would be magnified. In addition, the indenture governing our notes does not prevent us from incurring obligations that do not constitute indebtedness but that could nevertheless further exacerbate the risks associated with our substantial leverage.
Our note holders’ right to receive payments on our notes and the guarantees is subordinated to the borrowings under our senior credit facilities and possibly all our future borrowings.
      Our notes and the related subsidiary guarantees rank behind all of our subsidiary guarantors’ existing and future senior indebtedness, including borrowings under our senior credit facilities. As a result, upon any distribution to our creditors or the creditors of the subsidiary guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of senior indebtedness of our company and the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to our notes or the related subsidiary guarantees.
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
      As of April 12, 2006, our notes and the subsidiary guarantees are subordinated to $254.2 million of outstanding senior indebtedness and an additional $48.0 million would have been available for borrowing as additional senior indebtedness under the revolving credit portion of our senior credit facilities, subject to certain conditions. We are permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture relating to our notes.
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
Certain subsidiaries are not subsidiary guarantors of our indebtedness under our notes.
      The guarantors of our notes only include our restricted U.S. and Canadian subsidiaries. However, the historical consolidated and combined financial statements and the pro forma combined financial data included in this report include all of our domestic and foreign subsidiaries. Our non-guarantor subsidiaries generated approximately 13.0% of our revenues for the year ended December 31, 2005 and approximately 9.7% of our 2004 revenues, and as of December 31, 2005, our non-guarantor subsidiaries held approximately 8.9% of our total assets. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture, and any subsidiary so designated will not be a subsidiary guarantor of our notes.
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
Federal and state fraudulent transfer laws permit a court to void our notes and the guarantees, and, if that occurs, our note holders will not receive any payments on our notes.
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
      Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are the guarantors of our notes, they have no obligation, contingent or otherwise, to pay amounts due under our notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. In addition, any guarantee of our notes will be subordinated to any senior indebtedness of a subsidiary guarantor to the same extent that our notes are subordinated to the senior indebtedness.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Our corporate headquarters are in Winnipeg, Canada. We have additional facilities in the United States, Canada, Europe, Asia and Australia. The following table sets forth certain information with respect to our material facilities.

	Approximate
	Area (Square	Type of Property
Location	Feet)	Interest Held	Use

Winnipeg, Canada	540,000	Owned/Leased	Repair and overhaul
San Antonio, TX	370,000	Leased	Repair and overhaul
Maryville, TN	120,000	Owned	Repair and overhaul
Tilburg, the Netherlands	77,000	Owned	Repair and overhaul
Sydney, Australia	32,000	Leased	Repair and overhaul
Singapore	23,000	Leased	Repair and overhaul
Vancouver, Canada	7,000	Leased	Sales, repair and field service
Concord, NC	6,900	Leased	Sales, repair and field service
Southlake, TX	5,500	Leased	Sales, repair and field service
Montreal, Canada	4,000	Leased	Sales, repair and field service
Oklahoma City, OK	3,000	Leased	Enterprise Services
Ogden, UT	2,700	Leased	Enterprise Services
Calgary, Canada	1,200	Leased	Sales and field service
Seattle, WA	1,000	Leased	Sales and field service
Van Nuys, CA	700	Leased	Sales and field service
Godstone, UK	300	Leased	Sales
Allentown, PA	300	Leased	Sales and field service
Salisbury, NC	300	Leased	Sales
Lafayette, LA	300	Leased	Sales
Fort Lauderdale, FL	290	Leased	Sales
      We have multiple facilities in certain of these locations and, generally, our facilities provide services for all our business operations.

Item 3.	Legal Proceedings.
      We are, from time to time, involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers compensation claims. We establish reserves in a manner that is consistent with GAAP for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, other than described below, we do not believe that the outcome of any currently existing proceedings, either individually or in the aggregate, is likely to have a material adverse effect on our business or our consolidated financial position.
      In November 2005, a Texas state court granted us a temporary restraining order against KAC for misappropriation of intellectual property, including passing of trade secrets to Rolls-Royce. For an additional discussion of developments relating to the Kelly Air Force Base subcontract, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”

Item 4.	Submission of matters to a Vote of Security Holders.
      Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Not applicable.

Item 6.	Selected Financial Data
      The following table sets forth certain of our selected historical financial data including consolidated financial data as of December 31, 2005 and the 2004 Post-Acquisition period (which are referred to in the table below under the heading “Successor”) and the combined financial data of the MRO division of Dunlop Standard Aerospace Group Limited (which are referred to in the table under the heading “Predecessor”). The data as of December 31, 2005, December 31, 2004, and for the 2004 Post-Acquisition Period has been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date and for such period, which are included elsewhere in this report. The data for the 2004 Predecessor period and for the year ended December 31, 2003 have been derived from the audited combined financial statements of the MRO Division of Dunlop Standard Aerospace Group Limited as of such date and for such periods, which are included elsewhere in this report. The data as of and for the years ended December 31, 2002 and 2001 has been derived from the audited combined financial statements of the Predecessor as of and for the years ended such dates, which are not included elsewhere in this report. You should read this data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the related notes, appearing elsewhere in this report.

	Year Ended	August 25 —	January 1 —	Year Ended December 31,
	December 31,	December 31,	August 24,
	2005	2004	2004	2003	2002	2001

	(Successor)		(Predecessor)
		(restated)(1)
	(In thousands, except ratios)
Statements of operations data:
Revenues	$760,707	$284,116	$509,385	$545,029	$461,173	$436,830

Operating Expenses
Cost of revenues	662,239	249,710	423,368	456,058	382,484	370,420
Selling, general and administrative expenses	51,530	20,974	30,317	37,942	34,268	38,008
Amortization of intangible assets	9,385	3,262	1,835	2,752	2,752	3,895
Restructuring costs	3,215	—	—	—	—	—
Goodwill impairment	47,377	—	—	—	—	—
Amortization of goodwill	—	—	—	—	—	2,033

Total operating expenses	773,746	273,946	455,520	496,752	419,504	414,356

Income (loss) from operations	(13,039)	10,170	53,865	48,277	41,699	22,474
Interest expense, net	36,440	14,005	4,835	8,118	11,689	14,618

Income (loss) before income taxes	(49,479)	(3,835)	49,030	40,159	29,980	7,856
Income tax expense (benefit)	(298)	66	15,822	15,163	12,310	2,628

Net income (loss)	$(49,181)	$(3,901)	$33,208	$24,996	$17,670	$5,228

Other financial and ratio data:
Capital expenditures, net	$13,542	$6,385	$11,710	$16,417	$29,194	$43,881
Depreciation and amortization	25,300	8,825	14,229	19,685	18,928	17,778
Net cash provided by operating activities	20,859	19,760	36,966	66,655	495	31,089
Net cash used in investing activities	(13,485)	(670,396)	(11,598)	(16,320)	(28,895)	(43,796)
Net cash provided by (used in) financing activities	(10,487)	678,468	(11,841)	(45,088)	12,994	29,435
Effect of exchange rate changes on cash and cash equivalents	(722)	59	(525)	(2,356)	1,383	(4)

	At December 31,

	2005	2004	2003	2002	2001

	(Successor)		(Predecessor)
		(restated)(1)
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$24,056	$27,891	$22,698	$19,807	$33,830
Total assets	843,038	947,162	582,973	578,898	543,572
Long term debt	470,000	487,261	171,419	168,202	135,614
Total stockholder’s equity	161,979	211,151	245,417	257,080	270,589

(1)	Our consolidated financial statements as of December 31, 2004 and for the 2004 Post-Acquisition Period have been restated. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results for Operation — Restatement” and “Note 1 — Nature of Operations — Restatement” in the Notes to Financial Statements included elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Basis of Presentation
      On August 24, 2004 we acquired the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited (“Dunlop Standard”). We refer to this transaction as the “Acquisition.”
      The following discussion and analysis of our financial condition and results of operations covers periods and portions of periods prior to the consummation of the Acquisition. Prior to the Acquisition, the MRO business of Dunlop Standard was not operated as a stand-alone business, but as part of Dunlop Standard’s broader operations. The discussion and analysis of historical periods ending prior to the Acquisition does not reflect the impact that the Acquisition had on us, including increased levels of indebtedness and the impact of purchase accounting. Additionally, due to the Acquisition, and the resultant application of purchase accounting, Dunlop Standard’s pre-Acquisition combined financial statements and our post-Acquisition consolidated financial statements have been prepared on different bases of accounting and therefore are not necessarily comparable. In the presentation below, the results of operations for all periods through August 24, 2004 reflect the results of Dunlop Standard, and the results of operations for all periods from and after August 25, 2004 reflect our results, which represent the consolidated results of operations of us and our subsidiaries. Additionally, the following discussion and analysis includes the results and financial data of Dunlop Standard prior to the Acquisition combined with ours after the Acquisition. These combined results and financial data are presented for comparative purposes. This unaudited combined data may be referred to herein as the year ended December 31, 2004 or 2004.
Overview
      We are a leading independent provider of aftermarket MRO services for gas turbine engines used primarily for military, regional and business aircraft. We also supply repair and overhaul services for gas turbine engines used in co-generation and energy supply, as well as consultancy and redesign services related to the MRO process and facilities.
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
      We typically provide MRO services to our customers under “time-and-materials” arrangements, pursuant to which we charge our customers a price based on the specific work to be performed on each engine. In some cases, this price is based on negotiated hourly rates for labor and for replacement parts. We also provide MRO services under fixed price contracts or under fixed price per engine utilization arrangements, a variation of a fixed-price arrangement pursuant to which customers pay us a negotiated price per hour or cycle that each engine is operated while we assume responsibility for all MRO services for that engine.

Restatement
      We are restating our financial statements and other financial information as of December 31, 2004, for the period from August 25, 2004 through December 31, 2004 (the “2004 Post-Acquisition Period”), and our unaudited financial data for the third quarter of 2004 (covering the period from August 25, 2004 through September 30, 2004), and the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively the “restated periods”). We intend to restate this unaudited quarterly financial data in amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and in our 10-Q filing for the quarter ended March 31, 2006. The audit committee of our board of directors, on management’s recommendation, determined that the restatement is required to correct errors with respect to our accounting for a loss-contract at the time of the Acquisition and our recording of subsequent losses under that loss-contract and an error in our calculation and recording of certain of our accounts receivable.
      Error in Recording Loss Contract. At the time of the Acquisition, we undertook a valuation of our assets and liabilities. In connection with that process, we should have applied the principles of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with respect to a contract with a foreign military that, through the date of the Acquisition, had generated losses (the “Loss Contract”). Under Paragraph 37 of SFAS 141, we should have recorded the Loss Contract as a liability on our consolidated balance sheet at its present value at the time of the Acquisition based on losses projected to be incurred under the terms of the Loss Contract over its term, which expires in July 2006. The recorded value of the liability would then be subsequently re-measured at each reporting date. However, we erroneously determined to account for the contract under the principles of SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and recorded a liability only with respect to losses for engines received prior to the Acquisition for which we believed losses were reasonably estimable. Subsequently, we recorded additional losses under the Loss Contract at the time additional engines were received and we believed additional losses became reasonably estimable, rather than against the larger present value associated with the Loss Contract that should have been established at Acquisition in accordance with SFAS 141.
      The restatement with respect to the valuation of the Loss Contract resulted in:

•	changes to our opening consolidated balance sheet as of the date of the Acquisition to reflect an increase in the carrying amount of a liability related to the Loss Contract of $3.3 million representing the present value of the Loss Contract as of the date of the Acquisition (the “Loss Contract Liability”) partially offset by an increase of $2.1 million in the carrying value of goodwill, net of $1.2 million of deferred taxes;

•	changes to the Company’s consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract and (2) reductions in the carrying amount of the Loss Contract Liability as costs are incurred in excess of the net realizable value of inventory;

•	changes to our cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and changes to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability; and

•	a charge or credit to our cost of revenues in each of the restated periods to reflect changes in the re-measured carrying value of the Loss Contract Liability over those periods.
      Accounts Receivable Error. One of our primary parts manufacturers gives us discounts on certain engine parts. These parts are purchased from a third-party supplier, and if they are installed, which we refer to as embodied, in engines during the course of the MRO services provided under certain of our contracts, we receive the discount, which we refer to as the embodiment discount. During the fourth quarter of 2004 an error occurred in the accounting for the discount. During that period, general ledger entries with respect to the receivable associated with the embodiment discount were miscalculated as a result of human error, which resulted in an overstatement of our accounts receivable by approximately

$1.5 million and a corresponding understatement of our costs of revenues during that period. This error only affected the general ledger and the overstated amount was never invoiced to the parts manufacturer. As a result, the error was neither identified to us by the parts manufacturer nor reduced as a result of a payment by the parts manufacturer. Moreover, our controls over this item were insufficient to promptly detect the error. Our failure to timely identify and correct this error in subsequent quarters resulted in the accounts receivable on our consolidated balance sheets being overstated by approximately $1.5 million at December 31, 2004 and at the end of each of the first three quarters of 2005 as well as a corresponding understatement of our costs of revenues for the year ended December 31, 2004.
      The restatement with respect to the calculation of the receivable related to the embodiment discount resulted in:

•	changes to our consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable at December 31, 2004 and at the end of each of the first three quarters of 2005;

•	a $1.5 million increase in our cost of revenues for the year ended December 31, 2004 reflecting the elimination of the overstated accounts receivable at period end; and

•	a credit of $0.6 million to our income tax expense for the period ended December 31, 2004 reflecting the income tax effect of the decrease in operating income caused by the increase in cost of revenues.
      Other adjustment. We also recorded an adjustment previously identified during 2004 that resulted due to additional depreciation being erroneously recorded. The depreciation error occurred in September 2004 and affected the depreciation charge in only that month and was identified, and the calculation corrected, in the following month. The adjustment increased fixed assets and decreased depreciation expense by $0.3 million. In addition, we recorded adjustments in the quarter ended March 31, 2005 to correct classification errors that occurred in that quarter and that were identified and corrected in the quarter ended June 30, 2005. These adjustments reduced accounts receivable $2.0 million and increased prepaid assets $2.0 million and reduced accounts payable $10.1 million and increased accrued liabilities $10.1 million.
      The information in the following tables has been derived from the audited financial statements for the 2004 Post-Acquisition Period and the unaudited financial information for the first, second and third quarters of 2005 and the period from August 25, 2004 through September 30, 2004. See “Note 1 — Nature of Operations — Restatement” and “Note 18 — Selected quarterly results (unaudited)” in the Notes to Financial Statements included elsewhere in this report for additional discussion.
      The following table sets forth the aggregate effect of the restatement with respect to affected items in our statements of operations for the restated periods:

					Three Months Ended

	August 25, 2004 to		August 25, 2004 to
	September 30, 2004		December 31, 2004		March 31, 2005		June 30, 2005		September 30, 2005

	(unaudited)				(unaudited)		(unaudited)		(unaudited)
	As		As		As		As		As
	previously	As	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated	reported	restated

Cost of revenues	$64,645	$63,870	$251,099	$249,710	$154,305	$153,903	$145,264	$144,591	$165,735	$163,668
Selling, general and administrative expense	8,092	8,092	20,964	20,974	12,544	12,538	12,851	12,838	12,032	12,086
Total operating expenses	73,567	72,792	275,325	273,946	169,295	168,887	160,561	159,875	183,328	181,315
Income from operations	1,911	2,686	8,791	10,170	18,119	18,527	11,220	11,906	14,939	16,952
Interest expense	3,700	3,784	13,706	14,005	8,928	9,101	8,547	8,721	8,938	9,072
Income before income taxes	(1,789)	(1,098)	(4,915)	(3,835)	9,191	9,426	2,673	3,185	6,001	7,880
Income tax expense (benefit)	229	478	(233)	66	2,713	2,868	(126)	39	3,059	3,685
Net income	(2,018)	(1,576)	$(4,682)	$(3,901)	$6,478	$6,558	$2,799	$3,146	$2,942	$4,195

     The following table sets forth the aggregate effect of the restatement with respect to affected items in our balance sheets at the end of each of the applicable restated periods:

	December 31, 2004		March 31, 2005		June 30, 2005		September 30, 2005

			(unaudited)		(unaudited)		(unaudited)
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated

	(In thousands)
ASSETS
Accounts receivable	$111,992	$110,492	$109,125	$105,619	$102,022	$100,522	$118,605	$117,105
Inventories	146,875	146,403	153,784	152,815	150,026	149,013	146,035	145,524
Prepaid Expenses and other current assets	10,994	10,994	3,766	5,772	7,705	7,705	4,921	4,921
Income taxes receivable	4,563	4,563	6,038	5,062	7,225	6,262	7,587	6,570
Total current assets	306,433	304,461	290,829	287,384	270,645	267,169	286,917	283,889
Deferred income taxes — long-term	3,856	5,197	3,751	5,043	3,545	4,642	3,162	3,618
Property, plant and equipment, net	136,140	136,439	135,665	135,964	139,740	140,039	139,852	140,151
Goodwill	240,490	242,570	240,490	242,570	240,490	242,570	240,490	242,570
Total assets	$945,414	$947,162	$924,845	$925,071	$904,740	$904,740	$917,051	$916,858
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$106,419	$102,423	$104,624	$90,266	$77,614	$74,028	$86,166	$82,213
Other accrued liabilities	24,015	28,498	13,864	27,982	23,481	26,285	19,220	20,960
Income taxes payable	8,608	8,980	11,027	10,523	6,640	6,106	7,277	6,728
Total current liabilities	163,261	164,120	152,760	152,017	131,344	130,028	140,084	137,322
Deferred income taxes — long-term	84,522	84,630	83,239	83,347	82,193	82,301	83,144	83,252
Total liabilities	735,044	736,011	707,918	707,283	685,107	683,899	694,442	691,788
Retained earnings/ (deficit)	(4,682)	(3,901)	1,796	2,657	4,595	5,803	7,537	9,998
Total stockholder’s equity	210,370	211,151	216,927	217,788	219,633	220,841	222,609	225,070
Total liabilities and stockholder’s equity	$945,414	$947,162	$924,845	$925,071	$904,740	$904,740	$917,051	$916,858
      Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated for the matters discussed above where applicable.
Kelly Air Force Base Subcontract
      We generated approximately 31.2% and 35.7% of our revenues for the years ended December 31, 2005 and December 31, 2004, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin, General Electric and Rolls Royce. The original subcontract was awarded in 1999 and ran through February 2006 and KAC previously exercised an option to extend the subcontract for one year to February 2007.
      On January 25, 2006, KAC informed us that it does not intend to extend the subcontract beyond February 2007. We believe that under the terms of the Kelly Air Force Base subcontract, KAC is obligated to extend the subcontract through at least February 2009.
      We continue discussions with KAC with regard to this matter and intend to continue to protect our legal and contractual rights under the subcontract as well as the intellectual property we have made available to KAC under the subcontract. However, we cannot assure you that our efforts will result in either an extension of the subcontract beyond February 2007 or another satisfactory resolution of this dispute. The loss of, or materially adverse changes to, the Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. For further discussion, see “— Liquidity and Capital Resources” and Item 1A “Risk Factors.”
Changes to Segment Reporting and Restructuring
      Our Aviation MRO segment is our only reportable segment. In prior periods we combined the results of our Enterprise Services and Energy Services operating segments and reported such combined results in “Other Services” as these operating segments did not meet the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

      During the third quarter of 2005, we reduced the size of our workforce by approximately 100 employees in an effort to rationalize, integrate and align our operating resources. As a result of our workforce restructuring, we incurred severance and related expenses consisting of voluntary severance incentive costs and involuntary workforce reduction costs. Total restructuring charges amounted to $3.2 million for the twelve months ended December 31, 2005. As a result of these actions, we expect cost savings in the range of $5 million to $6 million for the full year 2006.
      In connection with this workforce restructuring, the senior management of our former Energy Services operating segment were either terminated or transferred to other existing segments, and the remaining activities of the Energy Services segment were transferred to our Aviation MRO operating segment.
      Our Aviation MRO segment involves the comprehensive MRO services that we provide on a wide range of aircraft engines, modules and accessories for military, regional and business aircraft as well as the remaining MRO services, control systems and engineering services we provide to the power generation, mechanical drive and cogeneration markets.
      Our Enterprise Services segment involves providing services relating to design and implementation of operational redesign to enable our customers to transform and optimize efficiencies in their MRO processes and facilities.
Trends Affecting Our Business
      Military MRO. The MRO services that we provide to military aviation end-users contribute in excess of 45% of our revenues. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under the Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service.
      The principal military engine that we service is the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and C-2 Greyhound aircraft. We believe that there are over 3,800 T56 engines installed in the U.S. military fleet. The U.S. military utilization rate of this engine returned to pre-2001 levels during 2005 and we expect that its utilization rate will continue to gradually decline as P-3 Orions and C-130 models A through H are retired and replaced with the C-130J, which is powered by the AE2100 engine. Nevertheless, we expect that revenues lost due to the decreased size of the T56 installed base will be partially offset by revenues generated by providing MRO services for AE2100 engines.
      Our 2004 revenues benefited from the historically high utilization rate for aircraft equipped with the T56 engine. However, due to decreases in fleet utilization rates, aircraft retirements and increases in serviceable stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. As a result, our revenues from T56 MRO services were down approximately 13% in 2005 compared to 2004, and we expect a further reduction of such revenues in 2006. We do not anticipate that T56 MRO revenues will return to 2004 levels in the foreseeable future, regardless of the outcome of our discussions with KAC described under the caption “— Kelly Air Force Base Subcontract”.
      We have benefited in recent periods from an increasing reliance by the U.S. military on outsourcing its MRO services, including aircraft engine MRO services such as those that we provide under the Kelly Air Force Base subcontract and our MRO redesign and transformation services. In the second quarter of 2005, the United States Air Force awarded Battelle a 10-year contract to redesign the MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Enterprise Services business was chosen to be a subcontractor to Battelle to provide a significant portion of the redesign and transformation services under that contract. Revenues under this contract commenced in the third quarter of 2005. We have teams in place pursuing similar transformation and process improvement requirements at various other U.S. military bases.
      In recent years the U.S. Department of Defense and foreign military organizations have started to award outsourcing contracts on the basis of performance based logistics (PBL), contractor logistics support (CLS), and other forms of performance-based, end-to-end support that bundle aircraft, engine, and other systems MRO and support into a single contract. This type of contracting trend may limit the number of potential prime contractors that qualify to bid on such contracts and may limit the number of engine-only outsourcing opportunities. In order to position ourselves to compete in this evolving military contracting environment, we intend to seek opportunities to partner with other types of service providers that will enable us to be part of a team that can provide bundled MRO and other aircraft services. We currently provide PT6A engine support on the C-23 under a CLS contract and have various other teaming agreements in place.
      Regional Jet Engine MRO. We have invested significant capital in our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 110-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase. Until such time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, AE3007 revenues were 31% lower in 2005 than they were in 2004 primarily as a result of changes Rolls-Royce made to the MRO service requirements for the engine, and we expect these revenues to remain flat in 2006. We do not expect AE3007 revenues to return to 2004-levels for the foreseeable future.
      The demand for regional jet travel continued to increase in 2005, and we expect it to continue to increase into the foreseeable future. Nevertheless, changes in competitive and economic factors affecting the major U.S. airlines, such as increased fuel costs, have created uncertainty as to the future characteristics of the regional jet business. Prospects for regional jet operators are uncertain as several major U.S. airlines review their business operations or reorganize under bankruptcy protection. Changes in the industry may, for instance, result in the renegotiation of capacity and codeshare agreements with regional air carriers in an effort by the major airlines to reduce expenses, or could result in the failures of major airlines and potentially regional airlines. Alternatively, it may be that changes in the industry could allow the major U.S. airlines to increase their outsourcing to regional airlines, which could give the independent regional airlines the opportunity to expand their operations.
      We believe that changes in the regional jet market present both opportunities and risks for us and that, in any event, these changes will require us to remain nimble and focused on remaining competitive, flexible and responsive. To the extent that independent regional airlines are able to take advantage of these changes and grow their position in the market, we anticipate that the vast majority of their engine MRO work would be outsourced to OEMs and independent MRO service providers such as us. If major airlines begin to increase in-sourcing of regional jet operations, we expect they will outsource engine servicing to the extent that they do not have the capability or cannot be competitive. In any event, we expect that competition to provide MRO services would remain intense and that we would need to continue to take advantage of our many strengths and to be aggressive in bidding for opportunities to provide these MRO services. We believe that we would continue to occupy a strong position to compete for these workloads.
      We do not expect to be adversely affected by the announcement by both Bombardier and Embraer (the dominant regional jet manufacturers) that they intend to cease production of their 50-seat regional jets that use the CF34 and AE3007 engines. Over 2,000 of these regional jets have already been deployed into service and production remains strong on CF34-powered 70- to 110-seat aircraft.
      Turboprop MRO. We have experienced growth in revenues from providing turboprop MRO services in 2005 as a result of increased utilization of turboprop-powered aircraft, in part due to the superior fuel efficiency characteristics of these engines in some applications. Demand for new single engine turboprops remains strong, bolstered by increased production of training aircraft and a resurgence in the use of business aircraft using turboprop engines. Driven by high fuel prices, demand has also increased for turboprops in the commuter and small regional airline markets, especially in Europe and Asia. We expect these conditions to provide near term stability in the turboprop engine lines we service. Over the long term, however, we anticipate that the demand for turboprop MRO will decrease as aircraft using turboprop engines are replaced over time by jet-powered aircraft.
Goodwill and Intangible Assets; Impairment
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
      As a result of the application of purchase accounting, our intangible assets with definite lives were fair valued at $144.3 million after the Acquisition. In addition, restated goodwill and trademarks were fair valued at $242.6 million and $97.3 million, respectively, after the consummation of the Acquisition.
      On April 13, 2006, the audit committee of our board of directors, in connection with its review of our financial statements for the year ended December 31, 2005 and on management’s recommendation, concluded that we were required under GAAP to record an aggregate of $77.1 million in intangible asset and goodwill impairment charges.
      The impairment charges were necessitated by the dispute regarding, and the potential loss of or changes to, the subcontract with KAC pursuant to which we provide maintenance, repair and overhaul services to the U.S. Air Force. We generated approximately 31.2% and 35.7% of our revenues for the years ended December 31, 2005 and December 31, 2004, respectively, by providing MRO services under the subcontract.
      The original subcontract was awarded in 1999 and ran through February 2006, and KAC previously exercised an option to extend the subcontract for one year to February 2007. On January 25, 2006, KAC informed us that it did not intend to extend the subcontract beyond February 2007. We believe that under the terms of the Kelly Air Force Base subcontract, KAC is obligated to extend the subcontract through at least February 2009, and we are in discussions with KAC with regard to this matter. We intend to continue to protect our legal and contractual rights under the subcontract, as well as the intellectual property made available to KAC under the subcontract. As a result, the outcome of the dispute regarding the contract and its impact on us and our assets is unclear. However, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) (which requires that we evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (which requires that we review the recoverability of goodwill at least annually and any time business conditions indicate a potential change in recoverability), we determined to conduct impairment testing based on a range of estimates and projections with respect to the outcome of the Kelly Air Force Base subcontract dispute and that we would be required to record an impairment in connection with the Kelly Air Force Base subcontract in the financial statements for the year ended December 31, 2005.
      In accordance with SFAS No. 144, we, with the assistance of an independent third party valuation specialist, conducted impairment testing on certain long-lived assets that are part of asset groups that provide MRO services pursuant to the Kelly Air Force Base subcontract. We tested the recoverability of the long lived assets by comparing the sum of estimated undiscounted cash flows to each asset group’s carrying amount. Had the carrying amount of the asset group exceeded the sum of undiscounted cash flows, the fair value of the asset group would have been computed and asset impairment charges would have been recognized equal to the amount that the carrying amount exceeded fair value. As a result of this analysis, the audit committee, on management’s recommendation, concluded that there was no impairment of these asset groups required by GAAP.
      In accordance with SFAS No. 142, we, with the assistance of an independent third party valuation specialist, compared the carrying amount of our indefinite lived intangible assets with their fair value. We concluded that the fair value of the indefinite lived intangible assets was less than the carrying amount of those assets. As a result, the audit committee, on management’s recommendation, concluded that an impairment charge equal to the excess of the carrying amount of the indefinite lived intangible assets over the fair value of the such assets was required under GAAP and determined that an indefinite lived intangible asset pretax impairment charge of $29.7 million be recorded.
      In accordance with SFAS No. 142, we, with the assistance of an independent third party valuation specialist, also conducted impairment testing on our goodwill. We used a combination of an income approach and a market approach to determine the fair value of our reporting unit. We compared the fair value of our reporting unit with our carrying amount, including goodwill. We concluded that the fair value of the reporting unit was less than its carrying amount and that a further testing of goodwill was required to determine the impairment charge required by SFAS No. 142.
      We then compared the carrying amount of our reporting unit’s goodwill against the implied fair value of the goodwill. The carrying amount of our reporting unit’s goodwill was determined to exceed the implied fair value and we concluded that an impairment charge equal to the excess of the carrying amount of our reporting unit’s goodwill over the implied fair value of such goodwill was required under GAAP. As a result of this goodwill impairment analysis, the audit committee, on management’s recommendation, determined that a pretax goodwill impairment of $47.4 million be recorded.
      As a result of these impairment charges, goodwill and trademarks were revalued from $239.7 million and $97.3 million, respectively, prior to recording the impairment to $192.3 and $67.6 million, respectively, after recording the impairment.
Financial statement presentation
      The following discussion provides a brief description of certain items that appear in our consolidated financial statements and the combined financial statements of Dunlop Standard and general factors that impact these items.
      Revenues. Revenues represents gross sales principally resulting from the MRO services and parts that we provide. Revenues related to our Enterprise Services are based on services provided to the end customer pursuant to the contractual terms and conditions of the service agreements.
      Cost of revenues. Cost of revenues includes all direct costs required to provide our MRO services. These costs include the cost of parts, labor for engine disassembly, assembly and repair, spare engines, subcontracted services and overhead costs directly related to the performance of MRO services. Overhead costs include the cost of our MRO facilities, engineering, quality and production management, commercial credit insurance, depreciation of equipment and facilities and amortization of the cost to acquire OEM authorizations. Cost of revenues related to our Enterprise services business include the cost of labor, subcontracted services and overhead costs directly related to the performance of these services.
      Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense includes the cost of selling our services to our customers and maintaining a global sales support network, including salaries of our direct sales force. General costs to support the administrative requirements of the business such as finance, accounting, human resources and general management are also included.
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
      Revenue recognition. We generally recognize revenues generated by our services or parts sales when the services are completed or repaired parts are shipped to the customer. Amounts that are received in advance from our customers are recorded as unearned revenue. Lease income associated with the rental of engines or engine modules to customers is recorded based on engine usage as reported by the customer. In connection with fixed price per engine utilization contracts that we have with our customers, we recognize revenue and related cost of revenue when the services are completed or repaired parts are shipped to the customer. We estimate the profit margins on these contracts based on an estimate of the overall contract profitability. We receive payments from customers under these contracts in advance of completion of services or shipment of repaired parts to the customer, which are recorded as unearned revenue. These payments are based on contractual terms and conditions pursuant to which customers pay for services or products based on engine usage.
      Provision for unfavorable contract. At the time of the Acquisition under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), we valued a loss-making contract at its present value based on estimated projected losses to be incurred under the terms of the contract as a liability on the balance sheet. The liability is reduced, with offsetting reduction in work in process, as costs are incurred in excess of net realizable value. The recorded value of the liability is subsequently re-measured at each reporting date based on estimates of timing and amounts of projected losses. Re-measured changes in carrying value, if any, are recognized within cost of revenues.
      Reserve for warranty costs. We provide reserves to account for estimated costs associated with current and future warranty claims. Warranty claims arise when an engine we service fails to perform to required specifications during the relevant warranty period. The warranty reserve is provided for by increasing our cost of revenues by an estimate based on our current and historical warranty claims and associated repair costs.
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
      Goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment testing both annually and when there is an indication that an impairment has occurred, such as an operating loss or a significant adverse change in our business. Impairment testing includes use of future cash flow and operating projections, which by their nature, are subjective. If we were to determine through such testing that an impairment has occurred, we would record the impairment as a charge against our income. We amortize intangible assets that we have determined to have definite lives, including OEM authorizations and licences, customer relationships and, technology and other over their estimated useful lives. We amortize intangible assets that have definite lives over periods ranging from one to 20 years with a weighted average of 12.6 years. Our specific OEM licenses and authorizations are amortized over four to 17 years. Dunlop Standard amortized its intangibles that have definite lives over a period ranging from three to 40 years with a weighted average of 31.5 years, and specific OEM licenses and authorizations over three to 10 years. All of our trademarks are classified as having indefinite lives.

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
      Inventory. We value our inventory at standard cost using the first-in first-out, or FIFO, method, and state our inventories at the lower of cost or net realizable value. In making such determinations, cost represents the actual cost of raw materials, direct labor and an allocation of overhead in the case of work in progress and finished goods. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, then inventory adjustments may be required.
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
Results of Operations
      The following table sets forth certain of our selected historical consolidated financial data and combined financial data of our Predecessor. The data as of December 31, 2005, December 31, 2004, and for the period August 25, 2004 to December 31, 2004, has been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date and for such period, which are included elsewhere in this report. The data as of December 31, 2003 and for the period January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 have been derived from the audited combined financial statements of the MRO Division of Dunlop Standard Aerospace Group Limited (Predecessor) as of such date and for such periods, which are included elsewhere in this report.
      In the following discussion and in the discussion of our liquidity and capital resources, the period from August 25, 2004 through December 31, 2004, during which time we operated the business, is referred to as the 2004 Post-Acquisition period, and the period from January 1, 2004 through August 24, 2004, during which time the Predecessor operated the business, is referred to as the 2004 Predecessor period.

      The following table sets forth certain financial data for the periods indicated:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	December 31,	August 24,	December 31,
	2005	2004(1)	2004	2004	2003

	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
		(restated)(2)	(restated)(2)
	(In thousands)
Revenues	$760,707	$793,501	$284,116	$509,385	$545,029
Cost of revenues	662,239	673,078	249,710	423,368	456,058

Gross Profit	98,468	120,423	34,406	86,017	88,971
Selling, general and administrative expense	51,530	51,291	20,974	30,317	37,942
Amortization of intangible assets	9,385	5,097	3,262	1,835	2,752
Restructuring costs	3,215	—	—	—	—
Goodwill impairment	47,377	—	—	—	—

Income (loss) from operations	(13,039)	64,035	10,170	53,865	48,277
Interest expense	36,440	18,840	14,005	4,835	8,118

Income (loss) before income taxes	(49,479)	45,195	(3,835)	49,030	40,159
Income tax expense (benefit)	(298)	15,888	66	15,822	15,163

Net income (loss)	$(49,181)	$29,307	$(3,901)	$33,208	$24,996

(1)	Represents the combination of the Successor and Predecessor periods for comparative purposes only.

(2)	Our consolidated financial statements as of December 31, 2004 and for the 2004 Post-Acquisition Period have been restated. See “— Restatement” and “Note 1 — Nature of Operations — Restatement” in the Notes to Financial Statements included elsewhere in this report.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
      Revenues. Revenues decreased $32.8 million, or 4%, to $760.7 million for the year ended December 31, 2005 from $793.5 million for the year ended December 31, 2004. This decrease was attributable to a $34.9 million decline in revenue in our Aviation MRO segment. The Aviation MRO revenue decrease was attributable to a decline in our turbofan revenues for the AE3007 engine platform and a decline in our military MRO services. The decline in revenue has been partially offset by an increase in revenue from regional airline and business aircraft turboprop end users as well as revenues from our helicopter engine platforms. Our Enterprise Services revenue increased $2.1 million to $9.2 million under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City and Hill Air Force Base in Ogden, Utah.
      Gross profit. Gross profit was $98.5 million, or 13% of total revenues, for the year ended December 31, 2005 and was $120.4 million, or 15% of total revenues, for the year ended December 31, 2004. Gross profit during the 2005 period was lower than in the 2004 period principally because gross profit during the 2005 period was reduced by $29.7 million as a result of the impairment charge on indefinite lived intangible assets as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. Gross profit in the 2005 period was further impacted by the reduced demand for our MRO services and a reduction in our labour and overhead efficiencies. Gross profit during the 2004 period was reduced by $21.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition.

      Selling, general and administration expense. SG&A expense was $51.5 million, or 7% of total revenues, for the year ended December 31, 2005 and was $51.3 million, or 6% of total revenues, for the year ended December 31, 2004. SG&A expense during the 2005 period reflects increased professional and management fees, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act and statutory reporting requirements. SG&A expense for the 2004 period included $4.7 million in additional expenses associated with the Acquisition. Excluding these acquisition expenses, SG&A expense for the 2004 period was $4.9 million lower than in the 2005 period, or 6% of total revenues (1% lower than in the 2005 period).
      Amortization of intangible assets. Amortization of intangible assets was $9.4 million for the year ended December 31, 2005 and was $5.1 million for the year ended December 31, 2004. The amortization of intangible assets during the 2005 period reflects the full year effect of increases in carrying values and amortization periods of our intangible assets as a result of the Acquisition.
      Restructuring costs. Restructuring costs for the year ended December 31, 2005 were $3.2 million; primarily relating to severance costs associated with the reduction in staff. There were no restructuring costs during the 2004 period.
      Goodwill impairment. Goodwill impairment for the year ended December 31, 2005 was $47.4 million relating to the write down in fair value of our goodwill. No impairment was recorded during the year ended December 31, 2004.
      Income (loss) from operations. Our loss from operations was $13.0 million for the year ended December 31, 2005 compared to income from operations of $64.0 million for the year ended December 31, 2004. Our loss from operations during the 2005 period occurred principally as a result of the intangible assets and goodwill impairment charges of $77.1 million relating to the potential loss of, or changes to, the Kelly Air Force Base subcontract. Additionally, our operating loss in 2005 was exacerbated by decreased gross profit associated with decreased MRO revenues, a reduction in our labor and overhead efficiencies as a result of the lower demand for our MRO services and an increase in amortization expense, professional fees and severance costs. Our income from operations during the 2004 period was reduced by $21.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting and $4.7 million in additional expenses associated with the Acquisition.
      Interest expense. Interest expense was $36.4 million for the year ended December 31, 2005 and was $18.8 million for the year ended December 31, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003
      Revenues. Revenues increased by $248.5 million, or 46%, to $793.5 million for the year ended December 31, 2004 from $545.0 million for the year ended December 31, 2003. This increase was primarily attributable to a $244.1 million increase in revenue in our Aviation MRO segment. This increase primarily resulted from revenues generated during 2004 from providing parts to the U.S. Air Force under the expanded scope of our contract with Kelly Aviation Center L.P. and increased MRO services for regional jet engines. Our Enterprise Services operating segment revenue increased $4.4 million to $7.0 million.
      Gross profit. Gross profit was $120.4 million for the year ended December 31, 2004 and was $89.0 million for the year ended December 31, 2003. Gross profit during 2004 was reduced by $21.4 million of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition. Gross profit as a percentage of revenues was 15% for the 2004 period and was 16% for the year ended December 31, 2003. The decrease in the gross profit as a percentage of revenues during the 2004 period was primarily attributable to the higher cost basis for inventory and work in process that was recorded at fair value on August 25, 2004 and sold during the period. This decrease was partially offset by operational efficiencies gains from training and protocols, and improved overhead absorption.

      Selling, general and administration expense. SG&A expense was $51.3 million for the year ended December 31, 2004 and was $37.9 million for the year ended December 31, 2003. SG&A expense increased $13.3 million during 2004, or 35% compared to the year ended December 31, 2003. SG&A expense as a percentage of revenues was 6% for the 2004 period and was 7% for the year ended December 31, 2003. The increase in SG&A expense during 2004 is primarily related to increased MRO volumes, increased costs due to business development activities undertaken in connection with launching our Enterprise Services initiative, and increased management and auditing fees. SG&A expense during the 2004 included $4.7 million in additional expenses associated with the Acquisition.
      Amortization of intangible assets. Amortization of intangible assets was $5.1 million for the year ended December 31, 2004 and was $2.8 million for the year ended December 31, 2003. The amortization of intangible assets during the 2004 period reflects the increases in carrying values and amortization periods of our intangible assets during the 2004 post acquisition period as a result of the Acquisition.
      Income from operations. Income from operations was $64.0 million for the year ended December 31, 2004 and was $48.3 million for the year ended December 31, 2003. Income from operation for the year ended December 31, 2004 was impacted by expenses associated with the Acquisition as discussed above and increased amortization on intangible assets that were revalued as part of the Acquisition.
      Interest expense. Interest expense was $18.8 million for the year ended December 31, 2004 and was $8.1 million for the year ended December 31, 2003. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.
Segment Results of Operations
      The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	December 31,	August 24,	December 31,
	2005	2004(1)	2004	2004	2003

	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
		(restated)(2)	(restated)(2)
	(In thousands)
Revenues:
Aviation MRO	$751,526	$786,455	$282,376	$504,079	$542,341
Enterprise Services	9,181	7,046	1,740	5,306	2,688

Total revenue	760,707	793,501	284,116	509,385	545,029

Segment Income (Loss) from Operations:
Aviation MRO	6,725	101,425	39,170	62,255	52,162
Enterprise Services	(3,896)	(4,856)	(1,746)	(3,110)	(407)

Segment income from operations	2,829	96,569	37,424	59,145	51,755
Corporate expenses	15,868	32,534	27,254	5,280	3,478
Interest expense	36,440	18,840	14,005	4,835	8,118

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	December 31,	August 24,	December 31,
	2005	2004(1)	2004	2004	2003

	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
		(restated)(2)	(restated)(2)
	(In thousands)
Income (loss) before income taxes	(49,479)	45,195	(3,835)	49,030	40,159
Income tax expense (benefit)	(298)	15,888	66	15,822	15,163

Net income (loss)	$(49,181)	$29,307	$(3,901)	$33,208	$24,996

(1)	Represents the combination of the Successor and Predecessor periods for comparative purposes only.

(2)	Our consolidated financial statements as of December 31, 2004 and for the 2004 Post-Acquisition Period have been restated. See “— Restatement” and “Note 1 — Nature of Operations — Restatement” in the Notes to Financial Statements included elsewhere in this report.
Aviation MRO

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
      Revenues. Aviation MRO revenues decreased $34.9 million, or 4%, to $751.5 million for the year ended December 31, 2005 from $786.5 million for the year ended December 31, 2004. The Aviation MRO revenue decrease was attributable to a $36.2 million decline in our turbofan revenues primarily as a result of Rolls-Royce modifying the MRO workscope requirements for the AE3007 engine platform, which has reduced the scope of our MRO revenues. Our military MRO services also decreased during the period as the operational tempo and funding of the United States military has reduced while serviceable engine inventory levels of the United States Air Force have increased. The decline in Aviation MRO revenue has been partially offset by an increase in revenue from regional airline and business aircraft turboprop end users. Revenues increased $29.6 million for these services driven largely by improving economic conditions for turboprop aircraft. In addition, our helicopter engine platforms generated a $13.1 million increase in revenues, which was primarily attributable to our U.S. Army T703 contract and increased helicopter utilization.
      Segment income from operations. Aviation MRO segment income from operations was $6.7 million for the year ended December 31, 2005 and was $101.4 million for the year ended December 31, 2004. Segment income from operations was reduced by $29.7 million during the 2005 period as a result of the impairment charge on indefinite lived intangible assets and $47.4 million impairment charge related to goodwill. Further decreases in Aviation MRO segment income from operations during the 2005 period resulted from declines in gross profit associated with the decreased revenues during the period, a reduction in our labor and overhead efficiency as a result of lower demand for our military Aviation MRO services as well an increase in amortization expense, professional fees and severance costs.

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003
      Revenues. Aviation MRO revenues increased $244.1 million, or 45%, to $786.5 million for the year ended December 31, 2004 from $542.3 million for the year ended December 31, 2003. The $244.1 million increase in Aviation MRO revenues was primarily attributable to an increase in revenues generated by our new contracts, including revenues generated during 2004 by providing parts to the U.S. Air Force under the expanded scope of our Kelly Air Force Base subcontract and revenues generated under our new contract to provide T56 MRO services to the U.S. Navy. We also experienced a general increase in T56 and AE2100 volume due to the increased operational tempo of the U.S. and foreign militaries. In addition, $50.8 million of increased Aviation MRO revenues were attributable to an increase in MRO volumes for the AE3007 and CF34 engines resulting from an increase in the installed base, utilization and work scopes for these regional jet engine platforms.

      Segment income from operations. Aviation MRO segment income from operations was $101.4 million for the year ended December 31, 2004 and was $52.2 million for the year ended December 31, 2003. The increase in segment income from operations during 2004 resulted primarily from higher volumes, operational efficiencies from training and protocols, and our growing experience and familiarity with the CF34 engine platform, which led to improved overhead absorption and increased labor and production efficiencies. This increase was partially offset by losses incurred on a contract with a foreign military, a reduction in regional turboprop pricing and increased warranty costs.
Enterprise Services

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
      Revenues. Enterprise Services revenues increased $2.1 million, or 30%, to $9.2 million for the year ended December 31, 2005 from $7.0 million for the year ended December 31, 2004. This increase was primarily a result of our providing services in 2005 under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City and Hill Air Force Base in Ogden, Utah.
      Segment income (loss) from operations. Enterprise Services segment loss from operations was $3.9 million for the year ended December 31, 2005 and was a loss of $4.9 million for the year ended December 31, 2004. The decrease in loss from operations is a result of the additional income from the Battelle contract.

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003
      Revenues. Enterprise Services revenues increased $4.4 million, or 162%, to $7.0 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. This increase during 2004 was primarily due to increased revenue from our redesign service contracts at Oklahoma Air Logistics Center and Ogden Air Logistics Center.
      Segment income (loss) from operations. Enterprise Services segment loss from operations was $4.9 million for the year ended December 31, 2004 and was a loss of $0.4 million for the year ended December 31, 2003. We have made a significant investment in developing our redesign services business during 2004 in an effort to capitalize on the trend towards outsourcing. Our expenditures and related losses in developing this business are primarily associated with hiring and training personnel to manage and provide our redesign related services and developing bids to win redesign contracts.
Liquidity and capital resources

Liquidity requirements
      Our principal cash requirements are to fund working capital, to fund capital expenditures and to service our indebtedness.
      In recent periods and during 2005, our capital expenditures have been divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program. During the year ended December 31, 2005, we made capital expenditures (including the net change in our rental engine pool) of $13.5 million. We expect to make approximately $15.0 million in net capital expenditures in 2006.
      We incurred substantial indebtedness in connection with the Acquisition. Our indebtedness at December 31, 2005 consisted of:

•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $270.0 million, and a $50.0 million six-year revolving credit facility, under which $2.0 million was drawn at April 12, 2006;

•	$2.6 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4 % senior subordinated notes due 2014.

      Based on our current operations, we believe that cash on hand, together with cash flows from operations and borrowings under the revolving credit portion of our new senior credit facilities, will be adequate to meet our working capital, capital expenditure, debt service and other cash requirements for the next 12 months. However, our ability to make scheduled payments of principal, pay interest, refinance our indebtedness, including the senior subordinated notes, to comply with the financial covenants under our debt agreements and to fund our other liquidity requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flows from operations or that future borrowings will be available under our new senior credit facilities in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Senior credit facilities
      Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At December 31, 2005, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain asset sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
      We made optional prepayments under the term loan portion of our senior credit facilities of $40.0 million in 2004, $15.0 million on February 28, 2005, $15.0 million on January 27, 2006 and $5.0 million on February 24, 2006. These prepayments have been applied against our future scheduled prepayments, and we will not have a scheduled prepayment until December 2011.
      From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million and have been repaid within approximately 12 weeks from the draw down date.
      We have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. On October 12, 2004, we entered into a series of sequential collar transactions. The following table summarizes our outstanding collar transaction:

Notional Amount	Term	Floor Strike Rate	Cap Strike Rate

$75,000,000	March 27, 2006 — December 27, 2006	2.40% (plus applicable margin)	5.25% (plus applicable margin)

Senior credit agreement covenant compliance
      Our senior credit facilities contain various restrictive operating and financial covenants. Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply could result in a default under our senior credit facilities and permit our senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse affect on our liquidity, including on our ability to make payments on our other indebtedness and our ability to operate our business. We believe that the two most material financial covenants under our senior credit facility are the consolidated leverage ratio and the consolidated net interest coverage ratio, which are both based on Adjusted EBITDA, as defined in our senior credit facilities.

      The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 6.25 to 1 at December 31, 2005. At December 31, 2005, our outstanding debt net of cash was $448.5 million and Adjusted EBITDA for the year ended was $97.8 million resulting in a consolidated leverage ratio at December 31, 2005 of 4.58 to 1 compared to outstanding debt net of cash of $461.4 million at December 31, 2004 and Adjusted EBITDA of $113.7 million for the year ended December 31, 2004, resulting in a consolidated leverage ratio at December 31, 2004 of 4.06 to 1.
      The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to interest expense ratio of at least 2.00 to 1 at December 31, 2005. For the four quarters ended December 31, 2005, our cash interest expense was $33.5 million, resulting in an interest coverage ratio of 2.92 to 1 at December 31, 2005 compared to cash interest expense of $16.0 million for the four quarters ended December 31, 2004, resulting in an interest coverage ratio of 7.10 to 1 at December 31, 2004. This ratio at December 31, 2004 reflects the significantly lower interest expense incurred during the 2004 Predecessor Period compared to periods after the Acquisition and the associated increase in our indebtedness. Based only on our results during the 2004 Post Acquisition period, this ratio would have been 3.97 to 1 at December 31, 2004.
      We are currently, and for at least the next twelve months expect to remain, in compliance in all material respects with the covenants in the senior credit facilities. While the outcome of our dispute with KAC remains uncertain, we anticipate that if the Kelly Air Force Base subcontract is terminated in February 2007, or changed in a way that materially and adversely affects our revenues, and we are otherwise unable to replace the revenues that we earn thereunder, our Adjusted EBITDA may be impacted to the extent that we are unable to maintain compliance with the covenants contained in our senior credit facilities in periods thereafter. For additional discussion of the risks associated with such non-compliance, see Item 1A, “Risk Factors” and “— Kelly Air Force Base Subcontract.”
      We have included information concerning Adjusted EBITDA because we use this measure to evaluate our compliance with covenants governing our indebtedness and because of the importance of that compliance to our liquidity and our business. Under our senior credit facilities, Adjusted EBITDA represents net income before provision for income taxes, interest expense, and depreciation and amortization and also adds or deducts, among other things, unusual or non-recurring items, restructuring charges, transaction fees, management fees pursuant to our management agreement with Carlyle. Adjusted EBITDA is not a recognized term under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, net cash provided by operating activities or other measures prepared in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as such measure does not consider certain cash requirements such as working capital, capital expenditures, tax payments and debt service requirements. Adjusted EBITDA, as included herein, is not necessarily comparable to similarly titled measures reported by other companies.

      The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities, to net income:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2005	2004	2004	2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
		(restated)(5)	(restated)(5)
	(In millions)
Net income	$(49.2)	$29.3	$(3.9)	$33.2
Add:
Depreciation and amortization	25.3	23.1	8.8	14.3
Interest expense, net	36.4	18.8	14.0	4.8
Provision for income taxes	(0.3)	15.9	0.1	15.8
Expenses associated with the Acquisition(1)		4.7	2.4	2.3
Effect of write-up of inventory and work in progress(2)	—	21.4	21.4	—
Non-recurring expenses(3)	6.9	—	—	—
Non-recurring impairment(4)	77.1	—	—	—
Management fee	1.6	0.5	0.5	—

Adjusted EBITDA	$97.8	$113.7	$43.3	$70.4

(1)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date.

(2)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date. These adjusted valuations caused an increase in cost of revenue during the period following the closing (August 25, 2004) through December 31, 3004 due to the increased carrying value of inventory and increased depreciation of property, plant and equipment. Income from operations decreased approximately $21.4 million during the period due to the write-up of inventory and work in process to fair value at the time of the closing.

(3)	We also incurred $3.9 million in employee severance costs during the period ended December 31, 2005, and $3.0 million in non-recurring professional fees associated with contractual review, potential acquisitions and the exchange offer of our senior subordinated notes.

(4)	We incurred $77.1 million in goodwill and intangible asset impairment in accordance with SFAS 144 and SFAS 142 related to the potential loss of, or changes to, the Kelly Air Force Base subcontract.

(5)	Our consolidated financial statements as of December 31, 2004 and for the 2004 Post-Acquisition Period have been restated. See “—Restatement” and “Note 1 — Nature of Operations — Restatement” in the Notes to Financial Statements included elsewhere in this report.

Senior subordinated notes
      Our senior subordinated notes have an interest rate of 8 1/4 % and mature on September 1, 2014. We are required to make interest payments on these notes each year on March 1 and September 1 and started making such payments on March 1, 2005. Prior to September 1, 2007 we may redeem up to 35% of the original principal amount of the notes at a premium with the proceeds of certain equity issuances. Additionally, at any time on or after September 1, 2009, we may redeem all or a portion of the notes at pre-determined premiums. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries that provide guarantees under our senior credit facilities.

Cash flows
      The following table sets forth our cash flows for the periods indicated:

	Year Ended	Year Ended	August 25 —	January 1 —	Year Ended
	December 31,	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2004	2003

	(Successor)	(Combined)	(Successor)	(Predecessor)	(Predecessor)
		(restated)(1)	(restated)(1)
	(In thousands)
Net cash provided by (used in) operating activities	$20,859	$56,726	$19,760	$36,966	$66,655
Net cash used in investing activities	(13,485)	(681,994)	(670,396)	(11,598)	(16,320)
Net cash provided from (used in) financing activities	(10,487)	666,627	678,468	(11,841)	(45,088)
Effect of exchange rate changes on cash and cash equivalents	(722)	(466)	59	(525)	(2,356)

Net increase (decrease) in cash and cash equivalents	(3,835)	$40,893	$27,891	$13,002	$2,891

(1)	Our consolidated financial statements as of December 31, 2004 and for the 2004 Post-Acquisition Period, have been restated. See “—Restatement” and “Note 1 — Nature of Operations — Restatement” in the Notes to Financial Statements included elsewhere in this report.

Net cash provided by (used in) operating activities
      Net cash provided by our operating activities for the year ended December 31, 2005 was $20.9 million compared to $56.7 million for the year ended December 31, 2004. The $35.8 million decrease in net cash provided by operating activities was primarily a result of a decrease of approximately $37.0 million in accounts payable associated with the repayment of a payable to KAC relating to our use of U.S. government-owned inventory under the Kelly Air Force Base contract.
      Net cash provided by operating activities for the year ended December 31, 2004 was $56.7 million compared to $66.7 million for the year ended December 31, 2003. The $10.0 million decrease in net cash provided by operating activities during 2004 was primarily attributable to increased accounts receivable associated with volume increases and increased cash taxes. This decrease was offset by increased income from operations and increased accounts payables. The primary reason for the increase in accounts payable was the payable to KAC related to the utilization of government-owned inventory under the Kelly Air Force Base contract.

Net cash used in investing activities
      Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the year ended December 31, 2005 was $13.5 million, which was primarily due to net changes in our rental engine pool and capital expenditures related to our CF34 program. Net cash used in investing activities for the year ended December 31, 2004 was $682.0 million, which included $699.7 million for the Acquisition less $35.7 million of cash acquired and $18.1 million for capital expenditures which related to our CF34 program and net changes in our rental engine pool.

Net cash provided by (used in) financing activities
      Net cash used in financing activities during the year ended December 31, 2005 was $10.5 million. On February 28, 2005 we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment has been applied against our future scheduled prepayments, and we do not have a scheduled payment until December 2011. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the Acquisition.
      Net cash provided by financing activities of $666.6 million during the year ended December 31, 2004 included: (i) $525.0 million from the incurrence of long-term debt in connection with the Acquisition, comprised of $325.0 million from borrowings under the senior credit facilities and $200.0 million from the issuance of our 8 1/4 % Senior Subordinated Notes; (ii) a capital contribution of $215.0 million in connection with the Acquisition; (iii) payment of financing fees of $23.7 million related to the Acquisition; (iv) further contribution from our parent of $2.8 million in connection with the Acquisition and (v) repayments of long term debt totaling $40.6 million.
Commitments
      The following table presents, at December 31, 2005, our obligations and commitments to make future payments under contracts and commitments.

	Payments Due by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In millions)
Term loan(1)	$374.3	$17.0	$34.0	$34.0	$289.3
Capital lease obligations	2.7	2.7	—	—	—
Senior subordinated notes(2)	348.5	16.5	33.0	33.0	266.0
Capital commitments	0.6	0.6	—	—	—
Operating lease obligations	11.7	7.8	2.2	0.6	1.1

Total contractual obligations	$737.8	$44.6	$69.2	$67.6	$556.4

(1)	Includes required interest payments based on an interest rate at December 31, 2005 of 6.81%. Scheduled payments have been included in the interest payment calculation.

(2)	Includes required interest payments at 8.25%.
Inflation
      Historically, inflation has not had a material effect on our results of operations.
Seasonality
      Although we have secured several long-term agreements, we record revenues under these agreements as we actually deliver a completed service. The work orders that we receive, the number of repairs or overhauls that we perform and the number of parts that we deliver in particular periods may vary significantly, causing our quarterly revenues and results of operations to fluctuate. We are often unable to predict the precise timing of the actual receipt of such orders.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement 123R, “Share-Based Payments,” that is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. The standard is applicable to the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company intends to adopt the standard on a prospective basis as of January 1, 2006. The Company does not expect the adoption of the standard to have an impact on its financial position, statement of cash flow or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect the adoption of the standard to have an impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. Our financial results could be impacted by changes in interest rates or foreign currency exchange rates. We use financial instruments to hedge our exposure to fluctuations in interest rates and foreign currency exchange rates.
      Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. We currently have $250.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $312,500 change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $62,500 change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates.
      Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. In addition, currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenues and expenses are approximately matched), but where appropriate, are covered using forward exchange contracts. All of the foreign currency forward exchange contracts we have entered into, although effective hedges from an economic perspective, have not been designated as hedges for accounting purposes, and therefore any gains and losses on such forward exchange contracts impact our earnings. We expect to continue to enter into financial hedges, primarily forward contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes.

Item 8.	Financial Statements and Supplementary Data.
      The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages 67 through 117 in Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005 due to the restatement of previously issued financial statements and the existence of the material weaknesses in our internal control over financial reporting described below.
      For a discussion of the restatement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement.”
Internal Control over Financial Reporting
      In connection with its evaluation of the restatement described in Item 7, “Management’s Disclosure and Analysis of Financial Condition and Results of Operations — Restatement,” management has concluded that the restatement was a result of two material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Audit Standard No. 2 defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified as having been in existence as of December 31, 2004 and through December 31, 2005.

•	We failed to maintain effective controls over the valuation and presentation of our loss-contract accrued liability. Specifically, our controls over the application and monitoring of accounting policies with respect to loss contracts acquired in connection with a purchase business combination were ineffective to ensure that such contracts were recorded in accordance with generally accepted accounting principles.

In connection with the audit of our financial statements for the year ended December 31, 2005 and the preparation of our Annual Report on Form 10-K for 2005, our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), identified errors with respect to our valuation and accounting for a loss-making contract at the time of the Acquisition in August 2004 and our recording of losses under that loss-contract in subsequent periods. Our management determined that these errors resulted because our controls over the application and monitoring of accounting policies applicable to loss contracts acquired in purchase business combinations were ineffective to ensure that such contracts were recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the restated periods as well as an audit adjustment to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the inventory, goodwill, accrued liabilities, cost of revenues and interest expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

•	We failed to maintain effective controls over the valuation of discounts for parts that are recorded within our accounts receivable account. Specifically, we lacked effective controls, including monitoring, to ensure that our receivable account relating to the embodiment discount was appropriately valued and recorded.

During the fourth quarter of 2005 our senior accounting staff identified errors that occurred in the fourth quarter of 2004 with respect to the calculation of a discount that we receive from one of our major parts manufacturers that is recorded within our accounts receivable account. Our management determined that these errors resulted because our controls and procedures in effect at the time of the miscalculation, which required that the calculation of the discount to be reconciled and confirmed on a monthly basis by a member of our accounting staff located outside of our corporate headquarters in Winnipeg, were not being observed. Our management also determined that our senior accounting staff in Winnipeg failed to monitor the operation of the control that was in place, and as a result the error remained undetected until almost a year after it occurred. This control deficiency resulted in the restatement of our consolidated financial statements for 2004 and each of the first three quarters of 2005. Additionally, this control deficiency could result in a misstatement of accounts receivable and cost of revenues that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Plans for Remediation
      To remediate the material weakness relating to valuation of the Loss Contract, we have determined to develop and adopt a written policy that requires:

•	that certain members of our accounting staff receive training regarding the application of SFAS 141;

•	our accounting staff to take prescribed steps in the event of certain non-routine transactions, which steps will include: engaging external accounting advisors, establishing working groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed; and

•	that significant and nonrecurring events be brought to the attention of the audit committee.
      To remediate the material weakness relating to the recording of the receivable account related to the embodiment discount, we have put in place procedures and have determined to adopt a written policy regarding the calculation of the discount, which each require:

•	that the calculation of the discount be performed by a member of our accounting team and be confirmed by our assistant controller and that each of them be properly trained with respect to such calculation and confirmation;

•	that the discount calculation and confirmation functions be centralized in Winnipeg; and

•	that issues arising with respect to calculation of the discount be brought to the attention of the audit committee.

      Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify additional material weaknesses or significant deficiencies in our internal controls over financial reporting that we have not discovered to date. We are taking steps to improve our internal control over financial reporting to comply with our obligations under the Exchange Act. The remediation efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management and audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives since the date of the evaluation supervised by our management, there have been no material changes in our disclosure controls and procedures, or our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.
Disclosure Controls and Procedures as of the End of Previously Reported Periods
      Our Quarterly Reports on Form 10-Q for the three months ended June 30, 2005 (the “Second Quarter 10-Q”) and September 30, 2005 (the “Third Quarter 10-Q”) included our management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of the end of each of those periods. In our Second Quarter 10-Q our management concluded that our disclosure controls and procedures were not effective as of June 30, 2005 due to a material weakness relating to our determination and review of our quarterly and annual tax provisions in accordance with GAAP. In our Third Quarter 10-Q our management concluded that the material weakness that existed as of the June 30, 2005 had been remediated and that our disclosure controls and procedures were effective as of September 30, 2005. In both our Second Quarter and Third Quarter 10-Q we disclosed that additional material weaknesses could be identified in the future and that our failure to implement and maintain effective controls could result in material misstatements of our financial statements.
      In light of the material weaknesses described herein and the conclusions regarding the ineffectiveness of our disclosure controls and procedures as of December 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, reevaluated the disclosures relating to our disclosure controls and procedures contained in the Second Quarter 10-Q and the Third Quarter 10-Q. Based upon that reevaluation, our Chief Executive Officer and Chief Financial Officer, concluded that:

•	as disclosed in the Second Quarter 10-Q, our disclosure controls and procedures were not effective at June 30, 2005 due to the material weakness identified in the Second Quarter 10-Q and that the material weaknesses identified herein were also in existence at June 30, 2005 and, as evidenced by the restatement of our financial statements as of and for the three months ended June 30, 2005, that these additional material weaknesses constituted a separate and independent cause of our ineffective disclosure controls and procedures at June 30, 2005; and

•	the determination set forth in the Third Quarter 10-Q that our disclosure controls and procedures were effective at September 30, 2005 was incorrect because, as evidenced by the restatement of the financial statements as of and for the three months ended September 30, 2005, the material weaknesses identified herein were in existence at September 30, 2005 and our disclosure controls and procedures were not effective as of September 30, 2005.

Item 9B.	Other Information.
      None.

Item 10.	Directors and Executive Officers of the Registrant.
      The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

David Shaw	48	Chief Executive Officer and Director
Bradley Bertouille	43	Chief Financial Officer
Edward Richmond	50	President, Enterprise Services and Senior Vice- President, Strategy and Business Development
Paul Soubry, Jr	43	President, Aviation MRO Services
Peter J. Clare	41	Director
Allan Holt	54	Director
Adam Palmer	33	Director
Andrew Shinn.	32	Director
Thomas Corcoran	61	Director
Ralph Eberhart	59	Director
David Squier	60	Director
      Our executive officers and directors are briefly described below:

David Shaw joined Standard Aero Limited in 1989 as Director of Engineering and Quality Assurance. After a series of promotions, he became the President of Standard Aero Limited in 1994. In March 2001, Mr. Shaw was appointed Chief Operating Officer of Dunlop Standard, and in December 2001, Mr. Shaw became Chief Executive Officer. Before that, Mr. Shaw worked with Pratt & Whitney Canada and Garrett Canada, now part of Honeywell International Inc. Mr. Shaw is a professional engineer with a Bachelor of Science degree in Engineering and a Diploma in Management.

Bradley Bertouille began with Standard Aero Limited in October 1985. Mr. Bertouille was promoted to Assistant Controller in 1988 and Corporate Controller in 1990, in 1995, he was appointed Executive Vice-President, Finance and Administration of Standard Aero Limited and became Senior Vice-President, Finance and Administration for Dunlop Standard in 2001, and in September 2004 became our Chief Financial Officer. Prior to joining us, Mr. Bertouille worked in retail accounting. He is a professional accountant with a Certified Management Accountant designation and a diploma in Business Administration.

Edward S. Richmond commenced employment with Standard Aero Limited in January 1993 as Director of the PT-6 Business Unit. He was subsequently promoted to Executive Vice President of the PT-6 Business Unit in 1997 and was also assigned responsibility to lead the Standard Aero Alliance Business Unit. In March 2001, he was promoted to the role of Senior Vice President of Strategy and Business Development for Dunlop Standard and in 2005 he has also assumed responsibility of President of Enterprise Services. Prior to joining Standard, Mr. Richmond held management positions with UTL, European Helicopters and GE Aerospace. He is a graduate of the Royal Military College of Canada with a Bachelor of engineering degree. He is also a graduate of the General Electric Management Institute (Crotonville) and the Wharton Advanced Management Program.

Paul Soubry, Jr. joined Standard Aero Limited in 1985 as manager of Publications. In 1989 Mr. Soubry was appointed Vice-President Sales and Marketing of Standard Aero Limited. Mr. Soubry became President, Standard Aero Canadian Operations in March 2001 and was appointed

President, Standard Aero Commercial Aviation Services in January 2004. Effective December 2004, he was appointed President of the Standard Aero Aviation MRO Services Division. He has a Bachelor of Commerce (Honors) degree from the University of Manitoba and has attended the Executive program at Harvard School of Business.

Peter J. Clare joined the board of directors in June, 2004. He currently serves as a Managing Director of The Carlyle Group. From 1997 to 1999, Mr. Clare served as a Principal of The Carlyle Group, and from 1995 to 1997 as a Vice President of The Carlyle Group. Mr. Clare was previously with First City Capital, a private investment group, and also worked at Prudential-Bache. Mr. Clare is a director of Aviall, Inc. and several privately-held companies.

Allan Holt was elected as one of our directors in connection with the Acquisition. He currently serves as a Partner and Managing Director of The Carlyle Group, which he joined in 1991. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., a private investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications Corporation. He also serves on the Boards of Directors of Aviall, Inc. and several privately-held companies.

Adam Palmer was elected as one of our directors in connection with the Acquisition. He is currently a Managing Director of Carlyle. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers focusing on mergers, acquisitions and financings for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Vought Aircraft Industries, Landmark Aviation and US Investigations Services, Inc.

Andrew Shinn was elected as one of our directors in connection with the Acquisition. He is currently a Principal with The Carlyle Group, focused on U.S. buyout investments in the aerospace, defense and financial services sectors. Mr. Shinn is a founding member of Carlyle Asia and was based in Hong Kong and Seoul for several years. Prior to joining Carlyle, Mr. Shinn was an Associate at Generation Partners and an Analyst at UBS Capital, the private equity investment unit of Union Bank of Switzerland.

Thomas Corcoran was elected as one of our directors on May 10, 2005. Mr. Corcoran was President and CEO of Gemini Air Cargo, Inc., which is owned by Carlyle, from 2001 to 2004. He is currently a director of Gemini Air Cargo. He is also President of Corcoran Enterprises, LLC, a management-consulting firm and in this capacity, has a relationship with Carlyle where he is a Senior Advisor. Previously, he was President and CEO of Allegheny Teledyne and prior to that he was President and COO of Lockheed Martin’s Electronics Sector from 1995 to 1999. He is a member of the Board of Trustees of Stevens Institute of Technology and has also been a trustee at Worcester Polytechnic Institute. Mr. Corcoran also is a member of the Boards of Directors of L-3 Communications Holdings, Inc. United Industrial Corporation, REMEC, Inc. and LaBarge, Inc. He was selected in 1998, 1999 and 2000 for Irish America Magazine’s “Business 100.”

General Ralph E. Eberhart, USAF (Ret.) was elected as one of our directors on May 10, 2005. A graduate of the U.S. Air Force Academy, General Eberhart’s active-duty military career spans 36 years with his last assignment as Commander, U.S. Northern Command and Commander, North American Aerospace Defense Command, Peterson Air Force Base, Colorado. General Eberhart has been President of the Armed Force’s Benefit Association (AFBA) since December 2004. As President of the AFBA, General Eberhart also serves as Chairman of 5Star Bank, 5Star Life Insurance Company, AFBA 5Star Investment Management Company and AFBA 5Star Fund, Inc.

David Squier was elected as one of our directors on May 10, 2005. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. and Firth Rixson plc, and a Director of Avio SpA and Vought Aircraft Industries.

Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement.

Committees of our Board of Directors
      Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and three standing committees: the audit committee, which is currently comprised of Messrs. Corcoran, Palmer and Shinn; the compensation committee, which is currently comprised of Messrs. Clare, Squier and Shinn and the governance committee, which is currently comprised of Messrs. Clare and Shaw. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. We have no nominating committee or similar committee.
      The Company’s equity securities are not publicly traded. None of the current members of our audit committee has been formally designated as an “audit committee financial expert” as that term is defined under the rules and regulations of the SEC. Our board of directors and our majority shareholder are comfortable with the present constituency of the audit committee and believes that the members of the audit committee are fully qualified to address any issue that is likely to come before it, including the evaluation of our financial statements and supervision of our independent registered public accounting firm.
Code of Ethics
      We have adopted a written code of ethics, referred to as the Standard Aero Code of Ethics and Standards of Business Conduct, applicable to all directors, officers and employees and includes provisions relating to accounting and financial matters. Additionally, we maintain a supplemental code of ethics relating to accounting and financial matters for designated financial and accounting personnel and all Standard Aero executives. The Standard Aero Code of Ethics and Standards of Business Conduct is available on our website at www.standardaero.com. If we make any substantive amendments to, or grant any waivers from, the code of ethics for any director or officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation
      The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and each of the four other most highly compensated executive officers, or the named executive officers, for the period August 25, 2004 to December 31, 2004 and the year ended December 31, 2005. Compensation for periods prior to August 25, 2004 has not been included as the named executive officers were compensated by the former parent, Dunlop Standard Aerospace Group Limited.
Summary Compensation Table

					Securities	All Other
Name and				Other Annual	Underlying	Compensation
Principal Position	Year	Salary($)(1)	Bonuses($)(3)	Compensation($)	Options(#)	($)

David Shaw,	2005	$505,117	$101,023	$—	—	$102,008	(4)
Chief Executive Officer(2)	2004	196,582	231,066		46,837	7,876	(4)
Bradley Bertouille,	2005	224,134	100,360	—	—	44,465	(4)
Chief Financial Officer(2)	2004	62,413	97,412		14,051	6,705	(4)
Edward Richmond,	2005	319,155	135,637	—	—	44,389	(4)
President Enterprise Services and	2004	102,116	145,997		14,051	5,813	(4)
Sr VP Strategy and Business Development(2)
Paul Soubry,	2005	286,912	127,104	—	—	44,316	(4)
President Aviation MRO	2004	68,015	106,154		14,051	6,266	(4)
Services(2)
Rene van Doorn,	2005	189,661	—	—	—	747,335	(6)
President Energy Services(2)(5)	2004	65,498	94,544	—	14,051	8,409	(4)

(1)	Includes base salary and vacation payments. Compensation for 2004 represents salary and vacation payments for the period August 24 to December 31, 2004. For a more comprehensive discussion of the named executive officers’ salaries, see “— Employment Agreements.”

(2)	Messrs. Shaw, Bertouille, Richmond and Soubry’s compensation is Canadian dollars converted to US dollars at period average exchange rates. Messr van Doorn’s compensation is in Euros converted to U.S. dollars at period average exchange rates.

(3)	Bonus for 2004 relates to amounts earned under the Dunlop Standard Aerospace Group Limited management incentive compensation plan.

(4)	Comprised of matching contributions under our defined contribution pension plans, life insurance premiums, membership plans, tax return preparation, personal travel and company car leases. Includes Acquisition-related payments during 2005 of $50,710 to Mr. Shaw, and $11,603 to each of Messrs. Bertouille, Richmond and Soubry.

(5)	Mr. van Doorn’s employment with us ended January 1, 2006.

(6)	Comprised of $33,995 of compensation of the kind described in footnote 4 above and $713,340 in severance payments under Mr. van Doorn’s employment agreement and accrued by us in 2005.

Stock Options
Option Grants in Last Fiscal Year
      There were no options granted to or exercised by the named executive officers during fiscal 2005.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      The following tables show information regarding value and number of unexercised options held as of December 31, 2005 by named executive officers.
      “Exercise” means an employee’s acquisition of shares of common stock which have already vested, “exercisable” means options to purchase shares of common stock which are subject to exercise and “unexercisable” means all other options to purchase shares of common stock.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In the Money
			Options at Fiscal		Options ($) at Fiscal
	Shares	Value	Year- End (#)		Year - End(2)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

David Shaw	—	—	9,745	37,092	—	—
Bradley Bertouille	—	—	2,924	11,127	—	—
Edward Richmond	—	—	2,924	11,127	—	—
Paul Soubry	—	—	2,924	11,127	—	—
Rene van Doorn	—	—	1,224	12,827	—	—

(1)	Consists of options for shares which were exercisable as of, andor exercisable within 60 days of December 31, 2005.

(2)	The value of the options as at December 31, 2005 is not presented as it cannot be ascertained whether the subject options are “in the money” as the value of the underlying stock cannot accurately be determined because there is no trading market in such stock.
Pension Plan
      Our executive officers in the United States and Canada participate in tax-advantaged defined contribution plans in which the company contributes up to 5% of the executive’s salary through a matching formula paid into individual accounts subject to government mandated limits on employee contributions. In the Netherlands, the executive participates in the multi-employer Metals Industry Pension Plan and is eligible to participate in a supplementary defined contribution early retirement plan where the company matches employee contribution to collectively negotiated limits.
Director Compensation
      As at December 31, 2005 the majority of our directors are employed by Carlyle or us and are not separately compensated for their services as directors. Our three outside directors, Mssrs. Corcoran, Eberhart, and Squier, are eligible for annual fees of $75,000 in cash or equity, or a combination, in compensation for their service as a director. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board.
Stock Option Plan
      In December, 2004 our parent, Standard Aero Acquisition Holdings, Inc. adopted the Stock Option and Purchase Plan of Standard Aero Acquisition Holdings, Inc, or the Plan, which provides for the grant of options to purchase shares of our common stock to employees, consultants and independent directors and provides for the sale of Standard Aero Acquisition Holdings, Inc common shares to employees, consultants and independent directors. Up to 425,000 of our common shares may be issued under the Plan

(whether directly or pursuant to the grant of options), which amount may be adjusted to reflect changes in Standard Aero Acquisition Holdings, Inc capitalization or certain corporate events which are described more fully in the Plan, but includes stock splits, recapitalizations, reclassifications, reorganizations, mergers and consolidations. Options may be incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended or nonqualified options. The option price will not be less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Options granted under the Plan may not be exercised more than ten years after the date of grant. Shares sold under the Plan will not be sold for less than the fair market value on the date any such offer is accepted. Shares acquired by any individuals will be subject to the terms and conditions of a stockholders agreement. The Plan may be amended, suspended or terminated at any time or from time to time by the board of directors or the compensation committee, however, certain amendments are subject to approval by our stockholders.
      In 2005, our independent directors and employees were granted options to purchase 4,311 shares of common stock at $100.00. As at December 31, 2005, 192,398 options were granted under the plan at an exercise price of $100.00. Our employees and directors have also purchased an aggregate of 39,395 of common stock under the Stock Purchase Plan at $100.00 per share. All of Mssrs. Corcoran, Eberhart and Squier’s options are time vesting and will become vested by May 10, 2006. Each other option will generally become vested and exercisable as follows:

•	Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008.

•	Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest over a five-year period, starting with 2004, if certain performance targets relating to earnings and cash flow are met.

•	Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings and cash flow are met.
Executive Bonus Plan
      In connection with the Acquisition, we have adopted our Standard Aero Executive Bonus Plan to provide our management with an incentive to achieve key business objectives. The plan allows our key executives to achieve performance-based compensation in addition to their annual base salary. Each participating executive is eligible to receive a performance bonus for each bonus period based on a stated percentage of the executives base pay if our financial performance is equal to or greater than 90% of certain stated financial targets, as described in the plan. Sixty percent of the performance-based compensation will be paid in accordance with the percentage of EBITDA targets, as defined under the plan, achieved and 40% of the performance-based compensation will be paid in accordance with the achievement of cash flow performance targets. Solely at our discretion, additional performance-based compensation may be paid to executives. With limited exception, an executive who leaves the company prior to the end of a bonus period will not be eligible for a bonus payment.
Management — Employment Agreements
      All members of the named executive group are covered by formal employment agreements that were assumed following the Acquisition.
      Each of our named executive officers employment agreement has an initial three-year term commencing on March 10, 2004, after which the agreement will remain effective until we give or are provided by the named executive 18 months’ notice of termination or pay in lieu of notice. Each named executive is entitled to a base salary to be reviewed at least annually by the board of directors. Additionally, each named executive is entitled to; participate in our Executive Bonus Plan, participate in our employee benefit and pension plans, the use of a company motor vehicle, corporate memberships and is entitled to reimbursement for all reasonable travel and other expenses incurred during performance of the executive’s duties in accordance with our expense reimbursement policy.
      Each named executive employment agreement provides that if we terminate their employment within the initial three year period of employment for any reason, except for cause, we will be required to pay named executive a severance payment equal to three times the sum of (i) base salary, and (ii) the value of benefits.
      Each named executives employment agreement contains a non-competition provision that prevents them from working for our competitors, and a non-solicit provision that prevents them from soliciting our employees or clients, for at least one year after a voluntary termination of employment.
      The employment agreement also places restrictions on the dissemination by named executive of proprietary or confidential information and establishes our exclusive property right in intellectual property made or discovered by named executive (either alone or with others) during their employment in connection with or in any way affecting or relating to our business or capable of being used or adapted for use therein.
      In their current capacities, the named executives are currently entitled to the following base salary: Mr Shaw, $624,240 (Canadian), Mr. Bertouille, $265,176 (Canadian), Mr. Richmond, $394,428 (Canadian) and Mr. Soubry $394,428 (Canadian).
      The executives also are entitled to participate in the stock option plan of Standard Aero Acquisition Holdings, Inc. and have been granted options to purchase shares of Standard Aero Acquisition Holdings, Inc. stock through the grant of stock options pursuant to the terms of the stock option plan and the respective executive’s stock option agreement.
      We do not currently have a compensation committee. Our board sets the compensation policies for our executive officers based on policies set by the compensation committee of the board of directors of our parent, Standard Aero Acquisition Holdings, Inc. We have been informed by members of our parent’s compensation committee that it considers the factors below in setting compensation for our executive officers.

Committee Meetings and Deliberations
      The committee’s customary practice is to review information regarding the components of existing executive compensation and, after addressing any issues related to such compensation, reach consensus on and approve our senior management’s compensation. During 2005, the committee reviewed each of our senior management’s proposed compensation and analyzed all components of the individual’s total compensation both on an individual basis as well as compared to the other senior management within Standard Aero.
      Our executives’ compensation comprises three components, base salary, long-term incentive compensation, bonus and various benefits and perquisites. The committee designed Standard Aero’s compensation program, based on a combination of these components, to enable Standard Aero to attract and retain senior executives, reward performance, and achieve long-term value.
      The base salaries for our named executive officers during fiscal 2005 were set in accordance with the employment contracts described above. The committee believes that the base salaries of the executives are reasonable and competitive with other companies of similar size in the same industry as Standard Aero.
      The compensation committee believes that long-term incentive compensation aligns the interests of our executive officers with Standard Aero’s long-term goals, motivating and rewarding executives for maximizing value and encouraging the long-term employment of our senior management. During 2005, executives received long-term incentive compensation in the form of stock options grants to purchase shares of Standard Aero Acquisition Holdings, Inc.

      In addition to long-term incentives, we provide short-term annual bonus compensation to executives in accordance with our Executive Bonus Plan as described above.
      Our executives are entitled to participate in various employee benefit and pension plans that are generally made available to all of our employees, such as health, life, disability insurance, tax qualified retirement plans, and vacation pay. Our executives are also entitled to vehicle and corporate membership allowances. Our executives are also entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive’s duties in accordance with our expense reimbursement policy. The committee believes that such benefits and perquisites are comparable to those offered by other companies of similar size.

Review of CEO Compensation Components
      The compensation committee has reviewed all components of Mr. Shaw’s compensation, including salary, bonus and long-term incentive compensation and the dollar value to Mr. Shaw and cost to Standard Aero of all perquisites and other benefits. In considering the components of Mr. Shaw’s total compensation, the committee reviewed the aggregate amounts and mix of all components. In 2005, Mr. Shaw earned a bonus of $101,023 based upon Standard Aero’s achievement of certain financial targets in accordance with the formulae set forth in the Executive Bonus Plan. No additional discretionary bonus compensation was paid to Mr. Shaw in 2005.
      Based on the committee’s review and deliberations, the committee finds Mr. Shaw’s total compensation, including potential payouts in severance and change-in-control scenarios, to be reasonable and not excessive in the aggregate.
      Members of the compensation committee of Standard Aero Acquisition Holdings, Inc.

Peter Clare, Chairman
Andrew Shinn
David Squier

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      All of the issued and outstanding common stock of Standard Aero Holdings, Inc is owned by our parent, Standard Aero Acquisition Holdings, Inc. Certain affiliates of Carlyle own approximately 98% of Standard Aero Acquisition Holdings, Inc common stock while the remainder is owned by Messr Shaw and other members of our senior management.
      The following table provides summary information regarding the beneficial ownership of our outstanding Standard Aero Acquisition Holdings, Inc common stock as of December 31, 2005, for:

•	each person or group known to beneficially own more than 5% of the common stock;

•	each of the named executive officers in the Summary Compensation Table;

•	each of our directors;

•	all of our directors and named executive officers as a group.
      Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2005 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.
      Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock.

	Shares Owned

Name of Beneficial Owner	Number(3)	Percentage

TC Group III L.P.(1)	2,150,000	98.2%
Peter J. Clare(2)	—	—
Allan Holt(2)	—	—
Adam Palmer(2)	—	—
Andrew Shinn(2)	—	—
Thomas Corcoran	1,063	*
Ralph Eberhart	563	*
David Squier	3,625	*
David Shaw	19,645	*
Bradley Bertouille	4,674	*
Edward Richmond	6,174	*
Paul Soubry Jr.	4,924	*
Rene van Doorn	1,974	*
All Directors and Named Executive Officers as a Group	42,639	1.9%

*	Denotes less than 1% beneficial ownership

(1)	TC Group III, L.P. is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. the record holders of 2,024,452 and 125,548 share of our common stock, respectively. TC Group III, L.L.C. is the sole general partner of TC Group III, L.P. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, (i) TC Group III, L.P. and TC Group III, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P. and CP III Coinvestment, L.P.; and (ii) TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P., and CP III Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(2)	Messrs. Clare, Holt, Palmer and Shinn as employees of The Carlyle Group, do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TC Group III L.P.

(3)	Includes options issued under the Stock Option Plan of Standard Aero Acquisitions Holdings, Inc. and exercisable within 60 days after December 31, 2005 of 9,745 shares for Mr. Shaw; 2,924 shares each for Messrs. Richmond, Bertouille, and Soubry; 1,224 for Messr. van Doorn; 1,125 shares for Messr. Squier; 563 shares each for Messrs. Corcoran and Eberhart and 21,989 shares for all named executive officers and directors as a group.

Equity Compensation Plan Information
      The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	192,398	$100.00	193,207
Equity compensation plans not approved by security holders	—	—	—

Total	192,398	$100.00	193,207

Item 13.	Certain Relationships and Related Transactions.
Carlyle Management Agreement
      In connection with the Acquisition, we entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us, and our subsidiaries. Pursuant to this agreement, subject to certain conditions, we pay an annual management fee to Carlyle of $1.5 million and reimburse its out-of-pocket expenses, and we may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fees and expenses of $11.8 million upon the consummation of the Acquisition.
Supply Agreement with Aviall Inc.
      We maintain a supply agreement with Aviall, Inc. for the purchase of certain Rolls-Royce parts that Aviall has contracted with Rolls-Royce to distribute. During 2005, we purchased $63.4 million, or 15.3% of our total parts purchases from Aviall. As of March 23, 2006, affiliates of Carlyle owned approximately 15% of Aviall’s common equity. Mr. Holt and Mr. Clare are members of the Board of Directors of Aviall, Inc.
Employment Agreements
      We have entered into employment agreements with certain of our executive officers as described in Item 11 under “Management — Employment Agreements.”
Stockholders Agreements
      In connection with their participation in the Stock Option and Purchase Plan of Standard Aero Acquisitions Holdings, Inc., our named executive officers and certain of our other employees entered into stockholder agreements with Standard Aero Acquisitions Holdings, Inc that:

•	impose restrictions on their transfer of Standard Aero Acquisitions Holdings, Inc. shares;

•	require those stockholders to take certain actions upon the sale of Standard Aero Acquisitions Holdings, Inc.; and

•	grant Carlyle the right to require other stockholders to participate pro rata in connection with a sale of shares by Carlyle.

Item 14.	Principal Accounting Fees and Services.
Audit Fees
      Audit fees of the Successor company consist principally of audit work on the consolidated financial statements as well as statutory audits. The aggregate audit fees expected to be billed by PricewaterhouseCoopers LLP for professional services rendered for the review of 2005 quarterly results and for the audit of our consolidated financial statements for the year ended December 31, 2005 are approximately $1,600,000. The aggregate audit fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of 2004 quarterly results and for the audit of our consolidated financial statements for the year ended December 31, 2004 were approximately $1,000,000.
Audit Related Fees
      PricewaterhouseCoopers LLP’s fees for audit related services primarily relate to assistance to meet the requirements of the Sarbanes-Oxley Act of 2002 and services provided in connection with the exchange offer for our notes. The audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2005 were $110,000. The audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2004 were $15,000.
Tax Fees
      PricewaterhouseCoopers LLP did not provide tax services to the Successor company for the year ended December 31, 2005. However, the Successor was billed approximately $60,000 for tax services relating to the Predecessor. The Predecessor was billed approximately $130,000 for tax services for the year ended December 31, 2004.
All Other Fees
      PricewaterhouseCoopers LLP provided professional services in the amount of $11,000 in connection with the 2005 tax year property tax compliance for the year ended December 31, 2005.
Audit Committee Pre-Approval Policies and Procedures
      All the services described above were approved by our board of directors or audit committee in advance of the services being rendered. The audit committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The audit committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the audit committee. The audit committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the audit committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of PricewaterhouseCoopers LLP as our auditor for the 2005 fiscal year, the audit committee has considered whether the non-audit services provided by them are compatible with maintaining their independence. At each audit committee meeting, the audit committee is advised of the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following Financial Statements and related information are filed as part of this report:

Index to Financial Statements, Page 67

Reports of Independent Registered Public Accounting Firm, Page 68 through 70

Consolidated Financial Statements, Page 71 through 117

(b)	Exhibits

See Page 118 through 120

(c)	Financial Statement Schedules

See Page 121

Index to Financial Statements

Page

STANDARD AERO HOLDINGS, INC.
Reports of Independent Registered Public Accounting Firm	68
Consolidated Statements of Operations (Successor) for the year ended December 31, 2005 and the period from August 25, 2004 to December 31, 2004	71
Combined Statements of Operations (Predecessor) for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003	71
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	72
Consolidated Statements of Stockholder’s Equity (Successor) for the year ended December 31, 2005 and the period from August 25, 2005 to December 31, 2004	73
Combined Statements of Divisional Equity (Predecessor) for the period from January 1, 2004 to August 24, 2004 and the year ended December 31, 2003	73
Consolidated Statements of Cash Flows (Successor) for the year ended December 31, 2005 and the period from August 25, 2004 to December 31, 2004	74
Combined Statements of Cash Flows (Predecessor) for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003	74
Notes to Financial Statements	75

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.
In our opinion, the accompanying consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Standard Aero Holdings, Inc. and its subsidiaries (the Successor Company) (a wholly owned subsidiary of Standard Aero Acquisition Holdings, Inc.) at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts as of and for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
April 13, 2006

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholder’s equity and cash flows for the period from August 25, 2004 to December 31, 2004 present fairly, in all material respects, the financial position of Standard Aero Holdings, Inc. and its subsidiaries (Successor Company) (a wholly-owned subsidiary of Standard Aero Acquisition Holdings, Inc.) at December 31, 2004 and the results of their operations and their cash flows for the period from August 25, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts for the period from August 25, 2004 to December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As described in Note 1 to the consolidated financial statements, the Successor Company restated its financial statements as of December 31, 2004 and for the period from August 25, 2004 to December 31, 2004.
/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Winnipeg, Manitoba, Canada
March 31, 2005
except for Note 1 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004, as to which the date is April 13, 2006, Note 17 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is April 26, 2005, and Note 2 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is August 16, 2005

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.
In our opinion, the combined statements of operations, stockholder’s equity and cash flows of the MRO Division of Dunlop Standard Aerospace Group Limited (Predecessor Company), as described in Note 1 to the accompanying combined financial statements present fairly, in all material respects, the results of its operations and its cash flows, for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall income statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Winnipeg, Manitoba, Canada
March 31, 2005
except for Note 17 to the financial statements for the period January 1, 2004 to August 24, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is April 26, 2005, and Note 2 to the financial statements for the period from January 1, 2004 to August 24, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is August 16, 2005

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (SUCCESSOR)/
COMBINED STATEMENTS OF OPERATIONS (PREDECESSOR)

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(restated)
	(In thousands)
Revenues	$760,707	$284,116	$509,385	$545,029

Operating expenses
Cost of revenues	662,239	249,710	423,368	456,058
Selling, general and administrative expense	51,530	20,974	30,317	37,942
Amortization of intangible assets	9,385	3,262	1,835	2,752
Restructuring costs	3,215	—	—	—
Goodwill impairment	47,377	—	—	—

Total operating expenses	773,746	273,946	455,520	496,752

Income (loss) from operations	(13,039)	10,170	53,865	48,277
Interest expense	36,440	14,005	4,835	8,118

Income (loss) before income taxes	(49,479)	(3,835)	49,030	40,159
Income tax expense (benefit)	(298)	66	15,822	15,163

Net income (loss)	$(49,181)	$(3,901)	$33,208	$24,996

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

		(restated)
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$24,056	$27,891
Accounts receivable (less allowance for doubtful accounts of $2,987 and $3,932 at 2005 and 2004, respectively)	120,456	110,492
Inventories	134,011	146,403
Prepaid expenses and other current assets	7,668	10,994
Income taxes receivable	3,811	4,563
Deferred income taxes	2,407	4,118

Total current assets	292,409	304,461

Deferred finance charges	18,272	21,215
Deferred income taxes	7,920	5,197
Property, plant and equipment, net	136,968	136,439
Intangible assets, net	195,168	237,280
Goodwill	192,301	242,570

Total assets	$843,038	$947,162

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$75,301	$102,423
Other accrued liabilities	29,197	28,498
Due to related party	3,940	2,808
Unearned revenue	14,196	12,519
Accrued warranty provision	3,986	6,907
Income taxes payable	9,323	8,980
Current portion of long-term debt	2,574	1,985

Total current liabilities	138,517	164,120

Deferred income taxes	72,542	84,630
Long-term debt	470,000	487,261

Total liabilities	681,059	736,011

Commitments and contingencies (note 8)
Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Accumulated deficit	(53,082)	(3,901)
Accumulated other comprehensive income	61	52

Total stockholder’s equity	161,979	211,151

Total liabilities and stockholder’s equity	$843,038	$947,162

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (SUCCESSOR)/
COMBINED STATEMENTS OF DIVISIONAL EQUITY (PREDECESSOR)

	Divisional	Divisional	Due to (from)	Total
	Share	Retained	Related	Divisional
	Capital	Earnings	Companies	Equity

	(In thousands)
Predecessor
Balance as of December 31, 2002	163,952	60,213	32,915	257,080
Net income	—	24,996	—	24,996
Net intercompany/interdivisional transfers	—	—	(36,659)	(36,659)

Balance as of December 31, 2003	$163,952	$85,209	$(3,744)	$245,417
Net income	—	33,208	—	33,208
Net intercompany/interdivisional transfers	—	—	(10,729)	(10,729)

Balance as of August 24, 2004	$163,952	$118,417	$(14,473)	$267,896

				Accumulated
				Other	Total
	Common	Paid in	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Income	Equity

	(In thousands)
Successor
Balance as of August 25, 2004	$—	$—	$—	$—	$—
Issuance of 1,000 shares of common stock	—	215,000	—	—	215,000

Comprehensive income (loss)
Net loss (restated)	—	—	(3,901)	—	(3,901)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	—	—	—	52	52

Total comprehensive income (loss) (restated)	—	—	(3,901)	52	(3,849)

Balance as of December 31, 2004 (restated)	$—	$215,000	$(3,901)	$52	$211,151

Comprehensive income
Net loss	—	—	(49,181)	—	(49,181)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	—	—	—	9	9

Total comprehensive income (loss)	—	—	(49,181)	9	(49,172)

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUCCESSOR)/
COMBINED STATEMENTS OF CASH FLOWS (PREDECESSOR)

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)		(Predecessor)
		(restated)	(Predecessor)
	(In thousands)
Cash provided from
Operating activities
Net income (loss) for the period	$(49,181)	$(3,901)	$33,208	$24,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	25,300	8,825	14,229	19,685
Amortization of deferred finance charges	2,943	2,499	363	545
Intangible asset impairment	29,700	—	—	—
Goodwill impairment	47,377	—	—	—
Deferred income taxes	(13,100)	(9,162)	(5,281)	10,048
Loss on disposal of property, plant and equipment	68	—	—	147
Foreign exchange loss/ (gain)	722	(59)	525	2,356
Other	—	—	—	74
Changes in assets and liabilities
Accounts receivable	(9,964)	(12,206)	(32,439)	(6,763)
Inventories	12,392	40,315	(30,414)	(878)
Prepaid expenses and other current assets	(1,718)	349	(1,670)	669
Accounts payable and other current liabilities	(27,667)	(4,820)	56,774	21,348
Income taxes payable and receivable	3,987	(2,080)	1,671	(5,572)

Net cash provided by operating activities	20,859	19,760	36,966	66,655

Investing activities
Acquisition of property, plant and equipment	(8,448)	(4,529)	(8,194)	(8,528)
Proceeds from disposals of property, plant, and equipment	57	—	112	97
Acquisition of rental assets	(16,028)	(4,995)	(9,786)	(10,819)
Proceeds from disposals of rental assets	10,934	3,139	6,393	6,180
Acquisition of intangibles — licenses	—	—	(123)	(3,250)
Acquisition of MRO Division of Dunlop Standard Aerospace Group Limited, net of cash acquired	—	(664,011)	—	—

Net cash used in investing activities	(13,485)	(670,396)	(11,598)	(16,320)

Financing activities
Repayment of debt	(16,672)	(40,626)	(1,112)	(14,729)
Proceeds from issuance of debt	—	525,000	—	6,300
Issuance of common stock	—	215,000	—	—
Deferred financing charges	—	(23,714)	—	—
Change in due to and (from) related companies	6,185	2,808	(10,729)	(36,659)

Net cash provided by (used in) financing activities	(10,487)	678,468	(11,841)	(45,088)

Effect of exchange rate changes on cash and cash equivalents	(722)	59	(525)	(2,356)

Net (decrease) increase in cash and cash equivalents	(3,835)	27,891	13,002	2,891
Cash and cash equivalents — Beginning of period	27,891	—	22,698	19,807

Cash and cash equivalents — End of period	$24,056	$27,891	$35,700	$22,698

Supplemental cash flow information
Cash paid during the period for:
Interest	$33,623	$5,117	$4,000	$4,544
Income taxes	11,544	9,905	18,234	12,920
The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS

1	Nature of operations

Restatement
      Standard Aero Holdings, Inc. (the “Company”) identified adjustments related to certain assets, liabilities, and expenses of the December 31, 2004 consolidated financial statements. Additionally, as discussed in “Note 18 — Selected quarterly results (unaudited)” these adjustments impacted the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 unaudited quarterly financial results. The Company’s assessment of certain identified accounting errors resulted in the following adjustments:
      Error in Recording Loss Contract. At the time of the Acquisition, the Company undertook a valuation of its assets and liabilities. In connection with that process, the Company should have applied the principles of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with respect to a contract with a foreign military that, through the date of the Acquisition, had generated losses (the “Loss Contract”). Under Paragraph 37 of SFAS 141, the Company should have recorded the Loss Contract as a liability on its consolidated balance sheet at its present value at the time of the Acquisition based on losses projected to be incurred under the terms of the Loss Contract. The recorded value of the liability would then be subsequently re-measured at each reporting date. However, the Company erroneously recorded a liability only with respect to losses for engines received and for which the Company believed losses were reasonably estimable at the time of the Acquisition. Subsequently, the Company recorded additional losses under the Loss Contract at the time additional engines were received and the Company believed additional losses became reasonably estimable, rather than against the present value liability associated with the Loss Contract that should have been established at Acquisition in accordance with SFAS 141.
      The restatement with respect to the valuation of the Loss Contract resulted in:

•	changes to the Company’s opening consolidated balance sheet as of the date of the Acquisition to reflect (1) an increase of the recorded liability related to the Loss Contract of $3.3 million representing the present value of the Loss Contract as of the date of the Acquisition (the “Loss Contract Liability”) partially offset by an increase of $2.1 million in the carrying value of goodwill, net of $1.2 million of deferred taxes.

•	a reclassification of the Loss Contract Liability from accounts payable to other accrued liabilities in the amount of $5.5 million as of December 31, 2004.

•	changes to the Company’s consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract; (2) reductions in the carrying amount of the Loss Contract Liability as costs were incurred in excess of the net realizable value of inventory. Accordingly, the restated periods reflect an increase in the carrying amount of the Loss Contract Liability of $2.1 million as of December 31, 2004.

•	changes to the Company’s cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability. Accordingly, the restated periods reflect: (1) reduction in cost of revenues in the amount of $2.6 million for the period ended December 31, 2004, and (2) increase in interest expense in the amount of $0.3 million for the period ended December 31, 2004.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Accounts Receivable Error. In connection with the accounting for discounts on parts from one of the Company’s primary manufacturers, calculation errors occurred. These parts are purchased from a third party supplier and if they are used or “embodied” during the course of the MRO services provided under certain contracts the Company receives a discount. During the fourth quarter of 2004, general ledger entries with respect to the embodiment receivable were miscalculated as a result of human error, which resulted in an overstatement of the Company’s accounts receivable by approximately $1.5 million and a corresponding understatement of our costs of revenues during that period. This miscalculation of the embodiment receivable only affected the general ledger, and the overstated amount was never invoiced to the parts manufacturer. As a result, the error was neither identified to the Company by the parts manufacturer nor reduced as a result of a payment by the parts manufacturer.
      The restatement with respect to the calculation of the embodiment receivable resulted in:

•	changes to the Company’s consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable at December 31, 2004;

•	a $1.5 million increase in the Company’s cost of revenues for the period ended December 31, 2004 reflecting the elimination of the overstated accounts receivable at period end; and

•	a credit of $0.6 million to the Company’s income tax expense for the period ended December 31, 2004 reflecting the income tax effect of the decrease in operating income caused by the increase in cost of revenues.
      Other adjustments. The Company also recorded an adjustment previously identified during 2004 that resulted due to additional depreciation being erroneously recorded. The adjustment increased fixed assets and decreased depreciation expense by $0.3 million.
      None of the restatement items discussed above impacted total cash flows from operations, investing activities or financing.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The financial statement captions impacted by these adjustments are summarized in the following tables (in thousands):

	August 25, 2004 to
	December 31, 2004

	As Previously
	Reported	As Restated

Cost of revenues	$251,099	$249,710
Selling, general and administrative expense	20,964	20,974
Total operating expenses	275,325	273,946
Income from operations	8,791	10,170
Interest expense	13,706	14,005
Loss before income taxes	(4,915)	(3,835)
Income tax expense (benefit)	(233)	66
Loss	$(4,682)	$(3,901)

	December 31, 2004

	As Previously
	Reported	As Restated

ASSETS
Accounts receivable, net	$111,992	$110,492
Inventories	146,875	146,403
Total current assets	306,433	304,461
Deferred income taxes — long-term	3,856	5,197
Property, plant and equipment, net	136,140	136,439
Goodwill	240,490	242,570
Total assets	$945,414	$947,162
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$106,419	$102,423
Other accrued liabilities	24,015	28,498
Income taxes payable	8,608	8,980
Total current liabilities	163,261	164,120
Deferred income taxes — long-term	84,522	84,630
Total liabilities	735,044	736,011
Accumulated deficit	(4,682)	(3,901)
Total stockholder’s equity	210,370	211,151
Total liabilities and stockholder’s equity	$945,414	$947,162
      The footnotes contained elsewhere herein have been restated for the matters discussed above where applicable.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company
      Standard Aero Holdings, Inc. was incorporated on June 20, 2004 in the State of Delaware. Standard Aero Holdings, Inc. and its subsidiaries (the “Company” or the “Successor”) commenced operations on August 25, 2004. Standard Aero Holdings, Inc. accounts for the following entities:

Country of
Name	Incorporation

Standard Aero, Inc.	USA
Standard Aero (US) Inc.	USA
Standard Aero (San Antonio) Inc.	USA
Standard Aero (Alliance) Inc.	USA
Standard Aero (US) Legal Inc.	USA
Standard Aero Materials Inc.	USA
Standard Aero Canada Inc.	USA
Standard Aero de Mexico	Mexico
Standard Aero Limited	Canada
Not FM Canada Inc.	Canada
3091781 Nova Scotia Company	Canada
3091782 Nova Scotia Company	Canada
3091783 Nova Scotia Company	Canada
Standard Aero (Australia) Pty Limited	Australia
Standard Aero International Pty Limited	Australia
Standard Aero (Asia) Pte Limited	Singapore
Standard Aero BV	Netherlands
Standard Aero (Netherlands) BV	Netherlands
      The Company is an independent provider of aftermarket maintenance repair and overhaul (“MRO”) services for gas turbine engines used primarily for military, regional and business aircraft. The Company repairs and overhauls a wide range of aircraft engines and provides its customers with comprehensive, maintenance solutions.

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
      The accompanying financial statements include the consolidated financial statements of the Company and its subsidiaries subsequent to the Acquisition and also include the combined accounts of the Predecessor prior to the Acquisition. All significant intercompany accounts and transactions, including profit and loss as a result of those transactions, have been eliminated in the consolidation. The financial

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
statements of the Predecessor are presented for comparative purposes and include the combined historical financial statements of the MRO Division of Dunlop Standard Aerospace Group Limited. As a result of the Acquisition, the combined financial statements of the Predecessor Company are not fully comparable to the consolidated financial statements of the Successor Company due to the different basis of accounting and change in capital structures.
      The Company accounted for the Acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and, accordingly, the Acquisition resulted in a new basis of accounting for the Company
      The excess of the cost of the Acquisition over the fair values of the net tangible and intangible assets acquired of $242.6 million (restated) has been allocated to goodwill. All of the goodwill has been allocated to the Aviation Maintenance Repair and Overhaul reporting segment of the Company. In accordance with SFAS No. 142, this goodwill will not be amortized but will be reviewed annually for impairment in the fourth quarter. The majority of the goodwill will not be deductible for income tax purposes. Of the $241.6 million of acquired intangible assets, $97.3 million was assigned to trademarks that have indefinite lives, $98.0 million was assigned to customer relationships that have an estimated weighted average useful life of 17.4 years, $38.4 million was assigned to OEM authorizations and licenses that have an estimated weighted average useful life of 14.2 years, and $7.9 million was assigned to technology and other that have an estimated average useful life of 5 years.

Predecessor
      The financial statements of the Predecessor reflect the combined financial position, combined results of operations and combined cash flows of the Predecessor business which includes the accounts of Standard Aero (US) Inc. (formerly Dunlop Standard Aerospace (US) Inc.), related to the MRO business and the accounts of the following entities:

Country of
Name	Incorporation

Standard Aero, Inc.	USA
Standard Aero (San Antonio) Inc.	USA
Standard Aero (Alliance) Inc.	USA
Standard Aero Limited	Canada
Standard Aero de Mexico	Mexico
Standard Aero (Australia) Pty Limited	Australia
Standard Aero International Pty Limited	Australia
Standard Aero BV	Netherlands
Standard Aero (Asia) Pte Limited	Singapore
Standard Aero (Netherlands) BV (formerly Dunlop Standard Aerospace (Nederland) BV)	Netherlands
Standard Aero (US) Legal Inc. (formerly Dunlop Standard Aerospace (US) Legal Inc.)	USA
Standard Aero Materials Inc. (formerly Dunlop Aerospace Parts Inc.)	USA
Not FM Canada Inc.	Canada
Standard Aerospace BV	Netherlands
Standard Aero vof	Netherlands

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Standard Aero (US) Inc.’s (formerly Dunlop Standard Aerospace (US) Inc.) accounts include investments in two wholly-owned subsidiaries which carry on business not related to the MRO Division and, therefore, have been excluded from the Predecessor’s financial statements. All material intra-group balances and transactions have been eliminated in the combination. The combined financial statements reflect a divisional equity account which represents the parent company’s initial investments, accumulated earnings less distributions and advances to and from the parent company. Divisional equity also includes advances to or from related companies made at the discretion of the parent company that are considered investing and financing activities for these financial statements.
      Certain administration, management and other services were provided by Dunlop Standard Aerospace Group Limited including, but not limited to, executive and strategic management, accounting and financial reporting, treasury, cash management, employee benefit administration, training and redesign services. The Predecessor was charged an allocation for these services by Dunlop Standard Aerospace Group Limited (see note 10). All allocations and estimates are based on assumptions that management believes are reasonable. However, the combined results of operations, and combined cash flows of the Predecessor for the period January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003, may not necessarily reflect those that would have occurred had the Predecessor operated autonomously as an entity independent of Dunlop Standard Aerospace Group Limited.

2	Summary of significant accounting policies
      The consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are reported in U.S. dollars.

a) Principles of consolidation
      The Consolidated Financial Statements include the accounts of Standard Aero Holdings Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

b) Translation of foreign currencies
      The functional currency of the Company and the Predecessor is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured in the functional currency at the exchange rates in effect as of the balance sheet date. All gains and losses resulting from foreign currency transactions are included in the statements of operations.

c) Use of accounting estimates
      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated/combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, slow moving or obsolete inventory, depreciation, amortization, impairment of long-lived assets, intangibles and goodwill, employee benefit plans, taxes, unfavorable contracts and other contingencies. The Company evaluates and updates its assumptions and estimates on an ongoing basis.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

d) Revenue recognition
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
      Certain of the Company’s contracts may include multiple elements consisting both of engine repair and overhaul services and engine rentals. In these arrangements, the service and rental elements are divided into separate units of accounting based on relative fair values of each unit and each unit is accounted for in accordance with the policies noted above.
      Lease income associated with the rental of engines or engine modules to customers is recorded based on time incurred (i.e., on the number of hours flown) as reported to the Company by the customer.
      The Company has entered into long-term contracts to provide services to a number of customers. These long-term contracts allow customers to pay an engine operating fee based on the engine utilization (i.e., on the number of hours or cycles flown). The engine operating fee is determined in each of the long-term contracts. The Company recognizes revenue and related cost of revenue when the services are completed or repaired parts are shipped to the customer. Provided that the outcome of long-term contracts can be assessed with reasonable certainty, the attributable profit recognized is based on the overall contract profitability, after including an appropriate risk factor, which is progressively reduced over the life of the contract.

e) Cash and cash equivalents
      Cash and cash equivalents consist of highly liquid investments such as certificates of deposit, time deposits and money market instruments, having maturities of three months or less at the time of purchase.

f) Accounts receivable
      Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on factors affecting the credit risk of specific customers, as well as historical trends and other information.

g) Inventories
      Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis (“FIFO”), not in excess of net realizable market value. Cost consists of the actual cost of raw materials, direct labour, and an appropriate proportion of overhead in the case of work in progress and finished goods. The Company assesses the valuation and writes down the value for estimated excess and obsolete inventory.

h) Property, plant and equipment
      Property, plant and equipment are recorded at original cost less accumulated depreciation, and include costs for significant improvements as well as those that increase the useful lives of existing assets. The cost of routine maintenance, repairs and minor renewals is expensed as incurred. When property, plant and equipment are retired or sold, the net carrying amount is eliminated and any gain or loss on disposition is recognized in the statement of operations for the respective period. Depreciation is provided over the lesser

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
of the estimated useful lives of the assets or, for leased assets, the shorter of their economic lives or term of the lease, using the straight-line method, as summarized below:

•	Buildings — 20 to 40 years;

•	Computer hardware and software — 3 to 5 years;

•	Machinery and equipment — 4 to 13 years;

•	Leasehold improvements — shorter of economic life or term of the lease — 3 to 10 years; and

•	Rental engines — based on hours flown
      The Company uses in its operations certain equipment owned and provided by the U.S. government at no cost, to provide services to the U.S. government under a subcontract with Kelly Aviation Center LP.

i) Impairment of long-lived assets
      The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the asset group may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. If the total of the undiscounted future cash flows is less than the carrying amount of the asset group, an impairment loss, if any, is recognized as the difference between the estimated fair value and the carrying value of the asset group.

j) Goodwill and intangible assets
      Intangible assets with definite lives of the Successor are being amortized over 1 to 20 years. Intangible assets with definite lives of the Predecessor were being amortized over 3 to 40 years. Intangible assets determined to have indefinite lives are tested for impairment annually and intangible assets with both definite and indefinite lives are tested for impairment if the situation indicates that the asset might be impaired. Goodwill is tested for impairment annually in the fourth quarter or if the situation indicates that the asset might be impaired.
      Intangible assets having definite lives are recorded at cost and amortized over their estimated useful lives or terms of licenses, using the straight-line method, as summarized below:

	Successor	Predecessor

Customer relationships	1 to 20 years	13 to 40 years
OEM authorizations and licenses	4 to 17 years	3 to 10 years
Technology and other	5 years	—

k) Income taxes
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

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Investment tax credits are accounted as a reduction in the cost of the asset or as a reduction in associated operating costs when there is reasonable assurance that such credits will be realized. These investment tax credits are used to reduce current and future taxes payable.

l) Provision for unfavorable contract
      At the time of the Acquisition under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company valued a loss-making contract at its present value based on estimated projected losses to be incurred under the terms of the contract as a liability on the balance sheet. The liability is reduced, with offsetting reduction in work in process, as costs are incurred in excess of net realizable value. The recorded value of the liability is subsequently re-measured at each reporting date based on estimates of timing and amounts of projected losses. Re-measured changes in carrying value, if any, are recognized within cost of revenues.

m) Leases
      Assets which qualify as capital leases in accordance with SFAS No. 13, “Accounting for Leases,” are capitalized and included within property, plant and equipment and depreciated over the economic life of the asset. Interest is charged to the statement of operations over the period of the lease using a constant interest rate. Operating lease rentals are charged on a straight-line basis to the statement of operations as incurred.

n) Pension, post-retirement and post-employment benefits
      The Company contributes to a number of defined contribution pension plans and a defined benefit plan in Canada.
      The Company’s contributions to defined contribution plans are charged in the statement of operations as incurred. Pension expense on the defined benefit plan is based on management’s assumptions and consists of: the actuarially computed costs of pension benefits in respect of the current year’s service; imputed interest on plan assets and pension obligations; and straight-line amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

o) Warranty costs
      The Company provides product warranties for specific business units and accrues for estimated future warranty costs in the period in which the revenue is recognized.

p) Share-based compensation
      The Company does not have a share-based compensation plan. However, certain employees of the Company participate in the parent company’s plan. Options granted by Standard Aero Acquisition Holdings, Inc. had an exercise price equal to market value of the underlying stock on the date of the grant. The parent company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting to Stock Issued to Employees”. Accordingly, no compensation expense has been recognized in the financial statements of the Company.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

q) Derivative financial instruments
      The Company accounts for derivatives pursuant to SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivatives be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Gains and losses resulting from changes in fair value are accounted for depending on the intended use of the derivative and whether it is designated and qualifies for hedge accounting.
      Derivatives were used by the Predecessor to hedge certain anticipated foreign currency transactions. Not all of the criteria for hedge accounting under SFAS 133 were met and, therefore, all outstanding hedges were marked-to-market through earnings. The Predecessor had no effective hedges for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003.

r) Deferred finance charges
      The Company accounts for deferred finance charges in connection with the acquisition of bank and bond debt. The costs associated with the debt are amortized using the effective interest method over the life of the debt. If the debt is extinguished before the end of the debt agreement, the deferred finance charges related to that debt will be amortized fully in the year of repayment.

s) New accounting standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement 123R, “Share-Based Payments”, that is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. The standard is applicable to the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company intends to adopt the standard on a prospective basis as of January 1, 2006. The Company does not expect the adoption of the standard to have an impact on the financial position, statement of cash flow or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect the adoption of the standard to have an impact on its financial position or results of operations.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

3	Inventories

	December 31,

	2005	2004

		(restated)
	(In thousands)
Raw materials	$66,241	$74,897
Work in process	67,770	71,506

	$134,011	$146,403

4	Property, plant and equipment

	December 31,

	2005	2004

		(restated)
	(In thousands)
Land	$3,745	$3,745
Buildings	36,989	35,341
Leasehold improvements	3,179	2,727
Machinery and equipment	74,001	58,336
Rental engines	35,693	30,606
Construction in progress	712	10,239

	154,319	140,994
Less: Accumulated depreciation	(17,351)	(4,555)

Property, plant and equipment — net	$136,968	$136,439

      The Company’s depreciation expense was $12.9 million for the year ended December 31, 2005. The Company’s depreciation expense was $4.6 million for the period from August 25, 2004 to December 31, 2004. The Predecessor’s depreciation expense was $10.5 million for the period from January 1, 2004 to August 24, 2004 and was $14.1 million for the year ended December 31, 2003. Rental engines at December 31, 2005 included assets held under capital leases with historical costs of $7.0 million (2004 — $6.4 million) and accumulated depreciation of $1.9 million (2004 — $0.7 million).
      The net carrying value of rental engines was $28.1 million and $28.4 million as of December 31, 2005 and 2004, respectively.
      As of December 31, 2005, the Company has provided, as collateral for its credit facility, $115.9 million of its property, plant and equipment.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

5	Goodwill and intangible assets
      Intangible assets are comprised of:

	Gross Carrying	Accumulated		Net
At December 31, 2005	Amount	Amortization	Impairment	Balance

	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$10,540	$—	$87,460
OEM authorizations and licenses	38,350	4,035	—	34,315
Technology and other	7,900	2,107	—	5,793

	144,250	16,682		127,568
Indefinite lived intangible assets:
Trademarks	97,300	—	(29,700)	67,600

Total intangible assets	$241,550	$16,682	$(29,700)	$195,168

	Gross Carrying	Accumulated		Net
At December 31, 2004	Amount	Amortization	Impairment	Balance

Definite lived intangible assets:
Customer relationships	$98,000	$2,735	$—	$95,265
OEM authorizations and licenses	38,350	1,008	—	37,342
Technology and other	7,900	527	—	7,373

	144,250	4,270	—	139,980
Indefinite lived intangible assets:
Trademarks	97,300	—	—	97,300

Total intangible assets	$241,550	$4,270	$—	$237,280

      The Company’s amortization expense for the year ended December 31, 2005 was $12.4 million. The Company’s amortization expense for the period August 25, 2004 to December 31, 2004 was $4.3 million. The Predecessor’s amortization expense for the period January 1, 2004 to August 24, 2004 was $3.7 million and was $5.6 million for the year ended December 31, 2003.
      Amortization of OEM authorizations and licenses is included within cost of revenues.
      Estimated amortization expense for each of the five succeeding fiscal years are:

(in thousands)
2006	$11,611
2007	$11,611
2008	$11,610
2009	$10,179
2010	$7,105

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of goodwill for the year ended December 31, 2005, and the period August 25, 2004 to December 31, 2004, were as follows:

	Aviation
	Maintenance Repair	Enterprise
	and Overhaul	Services	Total

	(In thousands)
Balance as of August 25, 2004 (restated)	$242,570	$—	$242,570

Balance as of December 31, 2004 (restated)	$242,570	$—	$242,570
Impairment losses	(47,377)	—	(47,377)
Reallocated from pre-acquisition contingent liabilities	(2,892)	—	(2,892)

Balance as of December 31, 2005	$192,301	$—	$192,301

      The Company provides maintenance, repair and overhaul (“MRO”) services to the U.S. Air Force as a subcontractor to Kelly Aviation Center, L.P. (“KAC”). The Company generated approximately 31.2% and 35.7% of its revenues for the years ended December 31, 2005 and December 31, 2004 respectively. The Company believes that under the terms of the KAC subcontract, KAC is obligated to extend the subcontract through at least February 2009. During the fourth quarter of 2005, KAC indicated they disagreed with the Company’s interpretation of the subcontract and that at that time they did not intend to make a decision whether to exercise their option to extend the subcontract for periods beyond February 2007. On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007. The potential loss of, or changes to, the subcontract resulted in determination that these assets might be impaired.
      As of December 31, 2005, the Company tested intangible assets and goodwill for impairment as prescribed by SFAS No. 142. Trademark intangible assets were tested for impairment by comparing their fair values to their carrying amounts and the Company recorded impairment charges within cost of revenues of $29.7 million. As of December 31, 2005, the Company performed a two-step goodwill impairment test. The Company determined the goodwill to be impaired and, accordingly, measured the impairment by comparing the implied fair value of goodwill to the carrying amount of that goodwill and recorded an impairment charge of $47.4 million.

6	Long-term debt
      Long-term debt is summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Term loans	$270,000	$285,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	2,574	4,246

	472,574	489,246
Less: Current portion	2,574	1,985

Long-term debt	$470,000	$487,261

      The Company had outstanding bank term loans of $270.0 million and $285.0 million at December 31, 2005 and December 31, 2004, respectively. The Company has provided as collateral for the loan substantially all of its assets. The term of the loans is eight years repayable by installments of $43.3 million

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
in 2011 and $226.7 million in 2012. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $270.0 million were denominated and are repayable in US dollars, and bear interest at 6.81% at December 31, 2005 (4.99% at December 31, 2004). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
      The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2005. The revolving borrowings under the credit facility would be denominated and are repayable in US dollars. The revolving credit facility will bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The related commitment fee will equal between 0.375% and 0.5% of the undrawn credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement.
      In addition, subordinated unsecured senior notes of $200.0 million were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the bond at pre-determined premiums.
      At December 31, 2005, the amounts of long-term debt payable for the next five years ending on December 31, and thereafter are as follows:

	Capital Leases	Debt	Total

	(In thousands)
2006	$2,574	$—	$2,574
2007	—	—	—
2008	—	—	—
2009	—	—	—
2010	—	—	—
Thereafter	—	470,000	470,000

Total long-term debt	$2,574	$470,000	$472,574

      Certain of these facilities contain covenants that restrict the Company’s ability to raise additional financings in the future, and the Company’s ability to pay dividends. The financial covenants are based on long-term solvency ratios calculated from the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.
      The Company’s weighted average interest rate of borrowings under the credit agreement was 5.62% at December 31, 2005 (4.39% at December 31, 2004).
      As a result of the restatement, the Company was unable to timely deliver its financial statements for the year ended December 31, 2005 and related documentation as required by the senior credit facilities, which resulted in its default under the credit facilities. The lenders under the credit facilities provided a waiver of that default through April 17, 2006. That waiver permitted the Company to make additional borrowings under the revolving portion of the senior credit facilities.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

7	Restructuring
      During the third quarter of 2005, the company incurred $3.2 million in severance costs. The severance costs represent one-time termination payments for approximately 100 people. The terminations were a result of management’s decision to rationalize, integrate and align the resources of the Company. There are no further costs expected for this restructuring activity. At December 31, 2005 there is a liability in the amount of $726,000, of which $690,000 was paid subsequent to year end.

8	Commitments and contingencies

Commitments
      The Company leases facilities, office equipment, machinery, computer equipment and rental engines under non-cancellable operating leases having initial terms of more than one year.
      The future minimum payments under operating leases and contractual commitments for the five years ending December 31 and thereafter, consisted of:

(In thousands)
2006	$7,810
2007	1,642
2008	586
2009	291
2010	284
Thereafter	1,101

Total future minimum payments	$11,714

      The Successor’s rental expense on operating leases for the year ended December 31, 2005 amounted to $8.1 million. The Successor’s rental expense on operating leases for the period from August 25, 2004 to December 31, 2004 amounted to $2.7 million. The Predecessor’s rental expense on operating leases for the period from January 1, 2004 to August 24, 2004 amounted to $5.3 million, and for the year ended December 31, 2003, amounted to $7.9 million.

Contingent liabilities
      The Company is involved, from time to time, in legal actions and claims arising in the ordinary course of business. While the ultimate result of these claims cannot presently be determined, management does not expect that these matters will have a material adverse effect on the financial position, results of operations and/ or cash flows of the Company.
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

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Kelly Air Force Base Subcontract
      During the fourth quarter of 2005, KAC indicated they disagreed with the Company’s interpretation of the subcontract and that at that time they did not intend to make a decision whether to exercise their option to extend the subcontract for periods beyond February 2007. On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007.
      The Company believes that, under the terms of the subcontract, KAC is obligated to extend the subcontract through at least February 2009. The Company is engaged in discussions with KAC and intends to protect its legal and contractual rights under the subcontract as well as the intellectual property it has made available to KAC under the subcontract.
      The potential loss of or changes to the subcontract, as identified during the fourth quarter of 2005, could have material adverse effects on the Company’s revenues, income from operations, net income and cash flows from operations. Further, the potential loss of or changes to the subcontract could lead to material impairment losses on certain long-lived tangible and intangible assets, including property, plant and equipment and customer relationships and/ or further material impairment losses on intangible assets, including trademarks and goodwill.
      During the year ended December 31, 2005, the Company recorded impairment charges on intangible assets and goodwill, as described in Note 5, and reviewed for impairment certain other long-lived asset groups due to the potential loss of or changes to the subcontract. These impairment reviews were based on a series of probability-weighted cash flow forecasts. These projections were based on several different potential outcomes that were weighted based upon management’s best estimate of future cash flows using all evidence available about the situation that prevailed as of December 31, 2005.
      Events and changes in circumstances could result in material changes in projected cash flows and could lead to further impairment charges, and there can be no assurance that any discussions that the Company may engage in with KAC or the Company’s other efforts to protect its contractual rights and intellectual property will result in a satisfactory resolution of this dispute.

9	Income taxes
      The components of the income tax provision are as follows:

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(restated)
	(In thousands)
Current
United States	$12,217	$5,412	$21,034	$9,600
Canada	370	4,468	692	(4,217)
Other	215	(652)	(623)	(268)

Total current	12,802	9,228	21,103	5,115

Deferred
United States	(8,147)	(3,492)	(2,097)	4,452
Canada	(3,243)	(4,841)	(2,246)	4,989
Other	(1,710)	(829)	(938)	607

Total deferred	(13,100)	(9,162)	(5,281)	10,048

Income tax expense (benefit)	$(298)	$66	$15,822	$15,163

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Certain of the 2004 amounts presented for comparative purposes have been reclassified from the Canada line to the United States line to conform with the presentation adopted in the current year.
      The components of income (loss) before income taxes are as follows:

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(restated)
	(In thousands)
United States	$(37,408)	$8,573	$51,024	$39,706
Canada	(10,616)	(6,336)	2,772	66
Other	(1,455)	(6,072)	(4,766)	387

Income (loss) before income taxes	$(49,479)	$(3,835)	$49,030	$40,159

      Income tax expense differs from amounts computed at the statutory income tax rate as follows:

		August 25,
	Year Ended	2004 to	January 1,	Year Ended
	December 31,	December 31,	2004 to	December 31,
	2005	2004	August 24, 2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
		(restated)
	(In thousands)
Income tax expense at the US statutory rate of 35%	$(17,318)	$(1,342)	$17,161	$14,056
State taxes, net	936	522	1,621	1,195
Effect of foreign income tax rates	2,564	847	(2,499)	(963)
Change in income tax rates	(816)	—	—	—
Non-taxable income	(1,211)	(1,677)	—
Foreign exchange	(1,216)	1,375	(172)
Non-deductible expenses	142	208	123	532
Goodwill impairment	16,582	—	—	—
Valuation allowance	299	94	155	217
Tax credits	(1,518)	—	—	—
Change in tax reserves	1,745	—	—	—
Other, net	(487)	39	(567)	126

Income tax expense (benefit)	$(298)	$66	$15,822	$15,163

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Composition of deferred tax items

	December 31,

	2005	2004

		(restated)
	(In thousands)
Deferred tax assets consist of the following:
Accounts receivable	$35	$72
Inventories	41	104
Property, plant and equipment	2,972	3,478
Accrued interest	17	68
Other provisions	2,415	3,707
Onerous contract	448	1,341
Income included for tax purposes	—	168
Deferred financing costs	—	377
Tax credits	871	509
Foreign exchange loss	220	—
Tax losses carryforward	5,235	1,078

	12,254	10,902
Valuation allowance	(1,927)	(1,587)

Deferred tax assets	10,327	9,315

Deferred tax liabilities consist of the following:
Property, plant and equipment	(15,182)	(15,422)
Intangibles	(55,928)	(68,426)
Deferred financing costs	(276)	—
Other	(1,156)	(782)

Deferred tax liabilities	(72,542)	(84,630)

Net deferred tax liability	$(62,215)	$(75,315)

      The Company has incurred cumulative net operating losses in various countries in the amount of $16.4 million. A portion of these losses will begin to expire in 2012 while the remaining losses may be carried forward indefinitely. These losses are available to offset future income for tax purposes. SFAS No. 109 “Accounting for Income Taxes” requires that a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. A valuation allowance of $1.9 million and $1.6 million at December 31, 2005 and 2004, respectively, has been recorded against certain deferred tax assets because the Company has not determined that it is more likely than not that the amount of the deferred tax asset will be realized.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company also has Canadian investment tax credits that can be applied against future years’ income taxes payable. As of December 31, 2005, these items expire as follows:

(in thousands)
2007	$131
2008	419
2009	179
2013	72
2014	40
2015	129

Total	$970

      The carrying amount of goodwill will be reduced if $550,000 of these investment tax credits expiring in 2007 and 2008 are used against provincial taxes payable.

10	Related party transactions

Successor transactions
      At December 31, 2005, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings Inc. for cash advanced by Standard Aero Acquisition Holdings, Inc. The payable is non-interest bearing and has no repayment terms.
      The Carlyle Group charges the Company a monthly management fee of $125,000. The total amount of management fees incurred during the year ended December 31, 2005 and for the period August 25, 2004 to December 31, 2004 were $1.5 million and $500,000, respectively.

Predecessor transactions
      The Predecessor’s parent, Dunlop Standard Aerospace Group Limited provided certain services, such as general and strategic management, cash and treasury management, training and redesign services to the Predecessor. The combined financial statements include an allocation of expenses relating to such services. These expenses were allocated based on actual usage and allocations. There were no material operating transactions between the MRO division and other businesses within Dunlop Standard Aerospace Group Limited.
      The transactions with Dunlop Standard Aerospace Group Limited reflected in the combined statement of operations are as follows:

	January 1,
	2004 to	Year Ended
	August 24,	December 31,
	2004	2003

	(In thousands)
Management cost allocations	$2,602	$3,412
Interest expense	181	550
Interest revenue	(398)	(337)
      In the Predecessor company, interest was charged on certain amounts advanced from other Dunlop Standard Aerospace Group Limited entities to the Predecessor. In addition, the Predecessor earned interest income on certain amounts related to advances made to Dunlop Standard Aerospace Group

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Limited. The weighted average balance at December 31, 2003 was $1.8 million and the weighted average interest rate was 6%.
      Amounts due to and from other Dunlop Standard Aerospace Group Limited entities are included in divisional equity as follows:

	August 24,	December 31,
	2004	2003

	(In thousands)	(In thousands)
Amounts due from affiliates	$(25,628)	$(15,308)
Amounts due to affiliates	6,266	6,736
Amounts due to Dunlop Standard Aerospace Group Limited	4,889	4,828
      Amounts due from and to affiliates included within divisional equity represent amounts the Predecessor received from or advanced to affiliates as directed by Dunlop Standard Aerospace Group Limited.

11	Employee benefit plans
      The Company provides defined contribution pension plans to substantially all of its employees. Employer costs for the U.S. plans by the Successor for the year ended December 31, 2005 and from August 25, 2004 to December 31, 2004 amounted to $2.2 million and $1.0 million, respectively. Employer costs for the U.S. plans by the Predecessor for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 amounted to $1.2 million and $1.9 million, respectively. Employer costs for the Canadian plans by the Successor for the year ended December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $2.6 million and $0.8 million, respectively. Employer costs for the Canadian plans by the Predecessor for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 amounted to $1.3 million and $2.2 million, respectively.
      The Company also provides a defined benefit pension plan to a limited number of long-term and retired employees in Canada. The Company does not provide any other post retirement benefits or supplemental retirement plans.
      A measurement date of December 31 is used in accounting for the retirement plans.
      Net periodic benefit costs for the Company’s defined benefit retirement plan included the following components:

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(In thousands)
Service cost — net of employee contributions	$280	$85	$170	$243
Interest costs	147	42	84	97
Expected return on plan assets	(141)	(38)	(75)	(93)
Amortization of unrecognized net losses	—	—	—	25

Net pension expense	$286	$89	$179	$272

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Assumptions
      Weighted-average assumptions used to determine benefit obligations:

	December 31,

	2005	2004

Discount rate	5.00%	6.00%
Rate of compensation increase	3.50%	3.50%
      Weighted-average assumptions used to determine net periodic benefit cost:

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Discount rate	6.00%	6.25%	6.25%	6.25%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	3.50%	4.00%	4.00%	4.00%
      The net periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on a periodic basis. Management revises these assumptions based on an evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits and in accordance with the requirements of SFAS No. 87, “Employers’ Accounting for Pensions”.
      The expected rate of return represents management’s long-term assessment of return expectations which will only change based on significant shifts in economic and financial market conditions. Management’s long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and assumed inflation. The historical returns are used to provide context for the development of the return expectations.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following details both the funded status of the defined benefit plan and the associated amounts recognized in the accompanying consolidated balance sheets as of:

	December 31,

Defined benefit plans	2005	2004

	(In thousands)
Change in benefit obligation
Benefit obligation — beginning of year	$2,285	$2,132
Service costs	280	85
Interest cost	147	42
Actuarial loss	603	12
Benefits paid	(192)	(43)
Foreign currency adjustment	112	57

Benefit obligation — end of year	3,235	2,285

Change in plan assets
Fair value of plan assets — beginning of year	2,204	2,033
Actual return on plan assets	237	45
Employer contributions	338	106
Benefits paid	(192)	(43)
Foreign currency adjustment	90	63

Fair value of plan assets — end of year	2,677	2,204

Funded status of the plans	(558)	(81)
Unrecognized net actuarial losses	518	(11)

Accrued pension liability	$(40)	$(92)

      The accumulated benefit obligation for the defined benefit plan was $2.5 million and $1.8 million at December 31, 2005 and 2004, respectively.
      The plan asset allocations by asset category were as follows:

	December 31,
			Target
	2005	2004	Allocation

Asset category
Equity securities	60%	57%	58%
Debt securities	35%	37%	37%
Other	5%	6%	5%

	100%	100%	100%

      The Company’s investment goals are to maximize returns subject to tolerance to investment risk. The Company addresses diversification by the use of mutual fund investments whose underlying investments reflect the Company’s tolerance to investment risk.
      The Company expects to contribute $324,000 to its defined benefit plan in 2006.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The benefits expected to be in paid in future are as follows:

Pension Plan

(In thousands)
2006	$44
2007	67
2008	88
2009	111
2010	138
2011 — 2015	1,293
      Certain employees in the Netherlands participated in a collectively-bargained multi-employer plan. In addition to the collectively-bargained plan, employees in the Netherlands also participated in a defined contribution plan. Employer cost to these plans by the Successor for the year ended December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $1,885,000 and $504,000, respectively. Employer costs by the Predecessor for the period from January 1, 2004 to August 24, 2004, and for the year ended December 31, 2003 amounted to $918,000 and $1,039,000, respectively.
      In Australia, employees participate in an arrangement which is a hybrid defined contribution and defined benefit plan. Employer costs to the plan by the Successor for the year ended December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $72,000 and $26,000, respectively. Employer costs by the Predecessor for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 amounted to $49,000 and $99,000, respectively.
      In Singapore, a national defined contribution plan is operated. Employer contributions by the Successor for the year ended December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to nil and nil, respectively. Employer contributions by the Predecessor for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003 amounted to nil and $7,000.

12	Stock options
      Certain employees and directors of the Company are eligible to participate in Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option and Purchase Plan (the “Plan”), which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options and/or shares have been approved for issuance under this Plan. As of December 31, 2005, SAAHI has 192,398 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the fair market value at the date the option was granted. Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the stock option grants:

		August 25,
	Year Ended	2004 to
	December 31,	December 31,
	2005	2004

Opening balance	206,071	—
Granted	4,311	206,071
Exercised	—	—
Cancelled	17,984	—

Outstanding as of December 31	192,398	206,071

Weighted average remaining life as of December 31	5.0 years	5.9 years
Options exercisable as of December 31	37,710	17,952
      The Company has elected to apply the provisions of APB No. 25. For the year ended December 31, 2005 and the period from August 25, 2004 to December 31, 2004, and therefore, no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2004 was $3,855 and the weighted average fair value per share was 19 dollars per share. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $473,000 and $16,000 for the year ended December 31, 2005 and for the period from August 25, 2004 to December 31, 2004, respectively.
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

Year Ended
December 31,
2005

(In thousands)
Net income (loss), as reported	$(49,181)
Deduct: Stock-based compensation expense calculated in accordance with SFAS No. 123	(473)

Pro forma net income (loss)	$(49,654)

Predecessor
      At December 31, 2003, 327,846 share options had been granted by Dunlop Standard Aerospace Group Limited to certain employees of the MRO Division. All of the options were granted in October 1998 and had vested prior to January 1, 2001. The market value of the options at the date of the grant was 1 British pound, which was equivalent to the exercise price at that date. There was consequently no cost to the MRO Division arising from the issue of the share options. On August 24, 2004, all 327,846 options were exercised.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

13	Financial instruments and risk management

Risk management
      The Company holds and issues financial instruments in order to finance its operations and to manage foreign currency risks arising from its operations. The Company does not hold financial instruments for trading purposes. The Company’s major financial risks relate to movements in exchange rates and interest rates. The Company’s policies are reviewed on a regular basis.
      The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings
      The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149. SFAS No. 149 became effective beginning July 1, 2003. These statements require the Company to recognize all derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the derivative instrument as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.
      The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate collars as part of its cash flow hedging strategy. The interest rate collars are designated as cash flow hedges and are used by the Company to limit is exposure to changes in interest rates on its existing variable rate debt.
      The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. The Company monitors counterparty exposures daily and reviews any downgrade in credit immediately.

Interest rate risk
      The mix of fixed rate and variable rate debt are subject to interest rate risk. The Company will fix interest rates either through entering into fixed rate investments and debt or through the use of derivative financial instruments. During 2005, interest rate collars were used to hedge the variable cash flows

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
associated with $75 million of existing variable-rate debt. Under the interest rate collars, the Company has limited its exposure to changes in interest rates on its variable rate debt as follows:

		Maximum	Minimum
Notional	Period Hedged by Interest Rate Collar	Interest Rate(1)	Interest Rate(1)

$75.0 million	September 27, 2005 — March 26, 2006	4.25%	2.00%
$75.0 million	March 27, 2006 — December 27, 2006	5.25%	2.40%

(1)	Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
      As of December 31, 2005 and 2004, derivatives with fair values of $61,000 and $52,000, respectively, were included in other assets on the Company’s balance sheet. The changes in net unrealized gains of $9,000 and $52,000 during the year ended December 31, 2005 and the period from August 25, 2004 to December 31, 2004, respectively, for derivatives designated as cash flow hedges are separately presented within comprehensive income in the consolidated statements of stockholder’s equity. No hedge ineffectiveness was recognized during the year ended December 31, 2005 and the period from August 25, 2004 to December 31, 2004. The Predecessor had no effective hedges for the period from January 1, 2004 to August 24, 2004 and for the year ended December 31, 2003.
      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. No amounts were reclassified out of other comprehensive income into interest expense for the year ended December 31, 2005 and during the periods August 25 to December 31, 2004 and January 1 to August 24, 2004, and the Company does not anticipate that any amounts will be reclassified in 2006.

Foreign currency risk
      The Company has significant operations in Canada, as well as other countries outside of North America and consequently the balance sheet can be affected by movements in exchange rates. In addition, currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged, but where appropriate, are covered using forward exchange contracts. There were no foreign exchange contracts outstanding at December 31, 2005.
      Net currency transaction and translation gains and losses included in selling, general and administrative expense of the Successor were a loss of $722,000 for the year ended December 31, 2005 and a gain of $59,000 for the period from August 25, 2004 to December 2004. Net currency transaction and translation losses included in selling, general and administrative expense of the Predecessor were $525,000 for the period from January 1, 2004 to August 24, 2004, and $2.4 million, for the year ended December 31, 2003.

Fair value
      The estimated fair values of financial instruments approximate amounts at which financial instruments could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk.
      For cash and cash equivalents, the fair value approximates the carrying value due to the short maturity periods of these financial instruments. For medium and long-term borrowings, the fair value is

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
based on market values or, where not available, on the quoted market prices of comparable debt issued by other companies. The Company’s long-term debt outstanding as at December 31, 2005 and December 31, 2004 had fair value of $438.1 million and $510.9 million respectively.

Credit risk
      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and cash and cash equivalents. Management has assessed the credit risk and believes that the concentration of credit risk associated with accounts receivable is minimal because it has significant revenues from well established customers and the Company carries credit insurance to mitigate its’ credit exposure. Cash and cash equivalents are invested in bank deposit accounts callable on no more than three months notice. The risk associated with the Company’s cash and cash equivalents is mitigated by the fact that these amounts are placed with commercial financial institutions.
      The counterparty to the Company’s derivatives is a major financial institution. The Company could be exposed to loss in the event of non-performance by the counterparty. However, credit ratings and concentration of risk of the financial institution is monitored on a continuing basis and present no significant credit risk to the Company.

14	Guarantees
      The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total notional amount of these instruments outstanding at December 31, 2005 and 2004 was approximately $3.8 million and $4.1 million respectively.

Warranty guarantee
      Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.
      Changes in the carrying amount of accrued warranty costs are summarized as follows:

(In thousands)
Balance at August 25, 2004	$(6,740)
Warranty costs incurred	925
Warranty accrued	(1,092)

Balance at December 31, 2004	(6,907)
Warranty costs incurred	1,986
Warranty accrued	935

Balance at December 31, 2005	$(3,986)

15	Subsequent event
      On January 27, 2006 and February 24, 2006, the Company made optional prepayments of $15.0 million and $5.0 million, respectively, against the term loans that has been applied against future scheduled payments. There was $2.0 million outstanding under the revolving credit facility at April 12, 2006.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

16	Segment information and major customers
      In July 2005, as part of the Company’s restructuring process, the activities of the Energy Services segment were moved to the Aviation Maintenance Repair and Overhaul segment and will now report to the senior management of that segment. The senior management of the Energy Services segment were terminated or moved to other existing segments. As a result the company has reduced its principle operating segments from three to two.
      Segment information in previous periods have been reclassified to reflect this change.
      The Company has two principal operating segments, which are Aviation Maintenance Repair and Overhaul (MRO) and Enterprise Services (formerly Redesign Services). The Aviation MRO segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Enterprise Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment.
      Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses are not allocated to the segments.
      There are no revenues between segments.
As of and for the year ended December 31, 2005 (Successor)

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$751,526	$9,181	$—	$760,707
Income (loss) before income taxes	6,725	(3,896)	(52,308)	(49,479)
Depreciation and amortization	25,254	46	—	25,300
Total assets	778,382	11,712	52,944	843,038
Goodwill	192,301	—	—	192,301
Capital and intangible expenditures	24,340	106	30	24,476

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
As of December 31, 2004 and for the period August 25, 2004 to December 31, 2004 (Successor)

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(restated)		(restated)	(restated)
	(In thousands)
Revenues	$282,376	$1,740	$—	$284,116
Income (loss) before income taxes	39,170	(1,746)	(41,259)	(3,835)
Depreciation and amortization	8,812	13	—	8,825
Total assets	881,980	6,291	58,891	947,162
Goodwill	242,570	—	—	242,570
Capital and intangible expenditures	9,403	40	81	9,524
As of August 24, 2004 and for the period January 1, 2004 to August 24, 2004 (Predecessor)

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$504,079	$5,306	$—	$509,385
Income (loss) before income taxes	62,255	(3,110)	(10,115)	49,030
Depreciation and amortization	14,182	47	—	14,229
Capital and intangible expenditures	17,973	101	29	18,103
For the year ended December 31, 2003 (Predecessor)

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$542,341	$2,688	$—	$545,029
Income (loss) before income taxes	52,162	(407)	(11,596)	40,159
Depreciation and amortization	19,685	—	—	19,685
Capital and intangible expenditures	22,597	—	—	22,597
      Long-lived assets by country are as follows:

	December 31,

	2005	2004

		(restated)
	(In thousands)
Property, plant and equipment
United States	$16,188	$16,151
Canada	99,696	100,778
Rest of the world	21,084	19,510

	$136,968	$136,439

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Revenues by geographic area of destination consisted of the following:

		August 25,	January 1,
	Year ended	2004 to	2004 to	Year ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(In thousands)
United States	$561,104	$207,212	$398,503	$380,940
Canada	90,226	40,976	46,735	67,700
Rest of the world	109,377	35,928	64,147	96,389

	$760,707	$284,116	$509,385	$545,029

Significant customers
      Revenues from the two customers that contributed to more than 10% of revenues were as follows:

		August 25,	January 1,
	Year Ended	2004 to	2004 to	Year Ended
	December 31,	December 31,	August 24,	December 31,
	2005	2004	2004	2003

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Rolls-Royce Corporation	15.1%	14.7%	21.4%	22.7%
Kelly Aviation Center, L.P.	31.2%	34.2%	36.6%	23.1%
      These sales were concentrated in the Aviation Maintenance Repair and Overhaul segment.

Significant receivables
      Receivables of a customer that contributed to more than 10% of receivables were as follows:

August 25,
Year Ended	2004 to
December 31,	December 31,
2005	2004

39.9%	30.9%
      These receivables were concentrated in the Aviation MRO segment.

Significant suppliers
      The Company’s operations require certain component parts and raw materials from Original Equipment Manufacturers. The Company’s consolidated results of operations may be materially or adversely affected if the Company has difficulty obtaining such component parts and raw materials or if there are significant price increases. For periods in which the prices are rising, the Company may not be able to pass on the increased cost to the Company’s customers, which would result in decreased margins. The Company has at times experienced delays in receiving component parts and raw materials from key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations.

17	Guarantor information
      The following schedules present the condensed consolidating financial information as of December 31, 2005, and 2004, for the year ended December 31, 2005 and for the period to August 25, 2004 (Successor)

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
and the condensed combining financial information for the period January 1, 2004 to August 24, 2004 (Predecessor) and for the year ended December 31, 2003 (Predecessor). The Successor’s schedules are comprised of the following columns: (a) Standard Aero Holdings, Inc. (Parent); (b) on a combined basis, the wholly-owned subsidiaries, either directly or indirectly, who guarantee the senior subordinated notes (the “Notes”) (Subsidiary Guarantors); (c) on a combined basis, the wholly-owned subsidiaries, either directly or indirectly, which do not guarantee the Notes (Subsidiary Non-Guarantors); and (d) elimination entries to consolidate the parent with the Subsidiary Guarantors and Non-Guarantors that principally consist of entries that eliminate investments in consolidated subsidiaries and intercompany balances and transactions (Combining Adjustments). The parent company and the Subsidiary Guarantors account for their investments in their wholly-owned subsidiaries using the equity method. The Predecessor’s schedules are comprised of the following columns: (a) on a combined basis, the subsidiaries who guarantee the Notes in the Successor Company (Subsidiary Guarantors); (b) on a combined basis, the subsidiaries which do not guarantee the Notes in the Successor Company (Subsidiary Non-Guarantors); and (c) elimination entries to combine the Subsidiary Guarantors and the Subsidiary Non-Guarantors that principally consist of entries that eliminate intercompany balances and transactions (Combining Adjustments). Under the Predecessor structure, the Subsidiary Guarantors did not have any investments in Subsidiary Non-Guarantors. In addition, the accounts of Standard Aero (U.S.) Inc., a Subsidiary Guarantor, do not include two wholly-owned subsidiaries which were not related to the MRO Division.
      The Company restated certain assets, liabilities and expenses of the Subsidiary Guarantors as of December 31, 2004 and for the period from August 25, 2004 to December 31, 2004 (Note 1).
      Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees of the Notes are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosure regarding the Guarantor Subsidiaries are not material to investors. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the Acquisition.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statements of Operations (Successor)
For the year ended December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Revenues	$—	$667,648	$99,834	$(6,775)	$760,707

Operating expenses
Cost of revenues	—	576,881	92,133	(6,775)	662,239
Selling, general and administrative expense	6,508	38,573	6,449	—	51,530
Amortization of intangible assets	—	9,385	—	—	9,385
Restructuring costs	—	2,014	1,201	—	3,215
Goodwill impairment	—	47,377	—	—	47,377

Total operating expenses	6,508	674,230	99,783	(6,775)	773,746

Income (loss) from operations	(6,508)	(6,582)	51	—	(13,039)
Interest expense	32,021	2,913	1,506	—	36,440

Income (loss) before income taxes	(38,529)	(9,495)	(1,455)	—	(49,479)
Income tax expense (benefit)	(8,959)	10,156	(1,495)	—	(298)

Income (loss) before equity earnings in subsidiaries	(29,570)	(19,651)	40	—	(49,181)
Equity in earnings (loss) of subsidiaries	(19,611)	(351)	—	19,962	—

Net income (loss)	$(49,181)	$(20,002)	$40	$19,962	$(49,181)

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statements of Operations (Successor)
For the period August 25 to December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

			(restated)
	(In thousands)
Revenues	$—	$254,826	$33,897	$(4,607)	$284,116

Operating expenses
Cost of revenues	—	221,124	33,193	(4,607)	249,710
Selling, general and administrative expense	1,085	12,950	6,939	—	20,974
Amortization of intangible assets	—	3,262	—	—	3,262

Total operating expenses	1,085	237,336	40,132	(4,607)	273,946

Income (loss) from operations	(1,085)	17,490	(6,235)	—	10,170
Interest expense	12,273	1,442	290	—	14,005

Income (loss) before income taxes	(13,358)	16,048	(6,525)	—	(3,835)
Income tax expense (benefit)	(4,603)	6,603	(1,934)	—	66

Income (loss) before equity earnings in subsidiaries	(8,755)	9,445	(4,591)	—	(3,901)
Equity in earnings of subsidiaries	4,854	(4,603)	—	(251)	—

Net income (loss)	$(3,901)	$4,842	$(4,591)	$(251)	$(3,901)

Condensed Combining Statement of Operations (Predecessor)
For the period January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Revenues	$470,367	$43,345	$(4,327)	$509,385

Operating expenses
Cost of revenues	387,964	39,731	(4,327)	423,368
Selling, general and administrative	22,665	7,652	—	30,317
Amortization of intangible assets	1,575	260	—	1,835

Total operating expenses	412,204	47,643	(4,327)	455,520

Income (loss) from operations	58,163	(4,298)	—	53,865
Interest expense	4,367	468	—	4,835

Income (loss) before income taxes	53,796	(4,766)	—	49,030
Income tax expense (benefit)	17,395	(1,573)	—	15,822

Net income (loss)	$36,401	$(3,193)	$—	$33,208

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Operations (Predecessor)
For the year ended December 31, 2003

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Revenues	$471,773	$75,137	$(1,881)	$545,029

Operating expenses
Cost of revenues	391,000	66,939	(1,881)	456,058
Selling, general and administrative	30,730	7,212	—	37,942
Amortization of intangible assets	2,298	454	—	2,752

Total operating expenses	424,028	74,605	(1,881)	496,752

Income from operations	47,745	532	—	48,277
Interest expense	7,973	145	—	8,118

Income before income taxes	39,772	387	—	40,159
Income tax expense	14,887	276	—	15,163

Net income	$24,885	$111	$—	$24,996

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$557	$20,519	$2,980	$—	$24,056
Accounts Receivable	—	101,271	19,185	—	120,456
Due from related party	34,635	114,679	3,451	(152,765)	—
Inventories	—	103,986	30,025	—	134,011
Prepaid expenses and other current assets	100	6,453	1,115	—	7,668
Income taxes receivable	—	1,389	2,422	—	3,811
Deferred income taxes	—	1,661	746	—	2,407

Total current assets	35,292	349,958	59,924	(152,765)	292,409

Deferred finance charges	8,968	9,304	—	—	18,272
Deferred income taxes	—	6,068	1,852	—	7,920
Property, plant and equipment, net	—	115,884	21,084	—	136,968
Intangible assets, net	—	190,894	4,274	—	195,168
Due from related party	—	5,467	—	(5,467)	—
Goodwill	—	192,301	—	—	192,301
Investments in subsidiaries	698,940	38,617	—	(737,557)	—

Total assets	$743,200	$908,493	$87,134	$(895,789)	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$135	$64,654	$10,512	$—	$75,301
Other accrued liabilities	9,980	16,018	3,199	—	29,197
Unearned revenue	—	7,791	6,405	—	14,196
Accrued warranty provision	—	2,782	1,204	—	3,986
Income taxes payable	—	9,151	172	—	9,323
Due to related party	101,041	43,708	11,956	(152,765)	3,940
Current portion of long-term debt	—	2,261	313	—	2,574

Total current liabilities	111,156	146,365	33,761	(152,765)	138,517

Deferred income taxes	65	67,632	4,845	—	72,542
Due to related party	—	—	5,467	(5,467)	—
Long-term debt	470,000	—	—	—	470,000

Total liabilities	581,221	213,997	44,073	(158,232)	681,059

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Accumulated deficit	(53,082)	(15,160)	(4,551)	19,711	(53,082)
Accumulated other comprehensive income	61	—	—	—	61

Total stockholder’s equity	161,979	694,496	43,061	(737,557)	161,979

Total liabilities and stockholder’s equity	$743,200	$908,493	$87,134	$(895,789)	$843,038

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004
(Restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$4,116	$18,521	$5,254	$—	$27,891
Accounts receivable	4,678	93,680	12,134	—	110,492
Due from related party	13,352	52,090	3,910	(69,352)	—
Inventories	—	115,918	30,485	—	146,403
Prepaid expenses and other current assets	469	9,485	1,040	—	10,994
Income taxes receivable	4,729	—	4,563	(4,729)	4,563
Deferred income taxes	—	2,670	1,448	—	4,118

Total current assets	27,344	292,364	58,834	(74,081)	304,461

Deferred finance charges	11,304	9,911	—	—	21,215
Deferred income taxes	—	5,197	—	—	5,197
Property, plant and equipment, net	—	116,929	19,510	—	136,439
Intangible assets, net	—	232,461	4,819	—	237,280
Due from related party	—	5,117	—	(5,117)	—
Goodwill	—	242,570	—	—	242,570
Investments in subsidiaries	719,927	37,592	—	(757,519)	—

Total assets	$758,575	$942,141	$83,163	$(836,717)	$947,162

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$5,058	$88,693	$8,672	$—	$102,423
Other accrued liabilities	7,349	17,461	3,688	—	28,498
Due to related party	50,017	12,291	9,852	(69,352)	2,808
Unearned revenue	—	9,126	3,393	—	12,519
Accrued warranty provision	—	3,784	3,123	—	6,907
Income taxes payable	—	13,498	211	(4,729)	8,980
Current portion of long-term debt	—	1,304	681	—	1,985

Total current liabilities	62,424	146,157	29,620	(74,081)	164,120

Deferred income taxes	—	79,225	5,405	—	84,630
Due to related party	—	—	5,117	(5,117)	—
Long-term debt	485,000	2,261	—	—	487,261

Total liabilities	547,424	227,643	40,142	(79,198)	736,011

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Accumulated deficit	(3,901)	4,842	(4,591)	(251)	(3,901)
Accumulated other comprehensive income	52	—	—	—	52

Total stockholder’s equity	211,151	714,498	43,021	(757,519)	211,151

Total liabilities and stockholder’s equity	$758,575	$942,141	$83,163	$(836,717)	$947,162

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows (Successor)
For the year ended December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	$(49,181)	$(20,002)	$40	$19,962	$(49,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	22,515	2,785	—	25,300
Amortization of deferred finance charges	2,336	607	—	—	2,943
Intangible asset impairment	—	29,700	—	—	29,700
Goodwill impairment	—	47,377	—	—	47,377
Deferred income taxes	65	(11,455)	(1,710)	—	(13,100)
Loss on disposal of property, plant and equipment	—	68	—	—	68
Foreign exchange loss	—	623	99	—	722
Equity in earnings of subsidiaries	19,611	351	—	(19,962)	—
Changes in assets and liabilities
Accounts receivable	—	(2,913)	(7,051)	—	(9,964)
Inventories	—	11,932	460	—	12,392
Prepaid expenses and other current assets	3	(1,646)	(75)	—	(1,718)
Accounts payable and other accrued liabilities	(2,292)	(27,819)	2,444	—	(27,667)
Income taxes payable and receivable	4,729	(2,844)	2,102	—	3,987

Net cash provided by (used in) operating activities	(24,729)	46,494	(906)	—	20,859

Investing activities
Acquisitions of property, plant and equipment	—	(7,668)	(780)	—	(8,448)
Proceeds on disposal of property, plant and equipment	—	57	—	—	57
Acquisition of rental assets	—	(11,464)	(4,564)	—	(16,028)
Proceeds on disposal of rental assets	—	9,434	1,500	—	10,934

Net cash used in investing activities	—	(9,641)	(3,844)	—	(13,485)

Financing activities
Repayment of debt	(15,000)	(1,304)	(368)	—	(16,672)
Change in due to and (from) related companies	36,170	(32,928)	2,943		6,185

Net cash (used in) provided by financing activities	21,170	(34,232)	2,575	—	(10,487)

Effect of exchange rate changes on cash and cash equivalents	—	(623)	(99)	—	(722)

Net (decrease) increase in cash and cash equivalents	(3,559)	1,998	(2,274)	—	(3,835)
Cash and cash equivalents — Beginning of period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents — End of period	$557	$20,519	$2,980	$—	$24,056

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Cash Flows (Successor)
For the period from August 25, 2004 to December 31, 2004
(Restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	$(3,901)	$4,842	$(4,591)	$(251)	$(3,901)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	—	7,807	1,018	—	8,825
Amortization of deferred finance charges	1,048	1,451	—	—	2,499
Deferred income taxes	—	(7,541)	(1,621)	—	(9,162)
Equity in earnings of subsidiaries	(4,854)	4,603	—	251	—
Foreign exchange loss/ (gain)	16	42	(117)		(59)
Changes in assets and liabilities
Accounts receivable	(4,678)	(6,954)	(574)	—	(12,206)
Inventories	—	34,310	6,005	—	40,315
Prepaid expenses and other current assets	(417)	588	178	—	349
Accounts payable and other accrued liabilities	12,407	(11,894)	(5,333)	—	(4,820)
Income taxes payable and receivable	(4,729)	3,111	(462)	—	(2,080)

Net cash provided by (used in) operating activities	(5,108)	30,365	(5,497)	—	19,760

Investing activities
Acquisitions of property, plant and equipment	—	(4,316)	(213)	—	(4,529)
Acquisitions of rental assets	—	(4,454)	(541)	—	(4,995)
Proceeds on disposal of rental assets	—	2,872	267	—	3,139
Acquisition of MRO Division of Dunlop Standard Aerospace Group Limited, net of cash acquired	(699,711)	26,899	8,801	—	(664,011)

Net cash provided by (used in) investing activities	(699,711)	21,001	8,314	—	(670,396)

Financing activities
Repayment of debt	(40,000)	(413)	(213)	—	(40,626)
Proceeds from issuance of debt	525,000	—	—	—	525,000
Issuance of common stock	215,000	—	—	—	215,000
Deferred financing charges	(23,714)	—	—	—	(23,714)
Change in due to and (from) related companies	32,665	(32,390)	2,533	—	2,808

Net cash (used in) provided by financing activities	708,951	(32,803)	2,320	—	678,468

Effect of exchange rate changes on cash and cash equivalents	(16)	(42)	117	—	59

Net (decrease) increase in cash and cash equivalents	4,116	18,521	5,254	—	27,891
Cash and cash equivalents — Beginning of period	—	—	—	—	—

Cash and cash equivalents — End of period	$4,116	$18,521	$5,254	$—	$27,891

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Cash Flows (Predecessor)
For the period from January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	$36,401	$(3,193)	$—	$33,208
Adjustments to reconcile net income (loss) provided to net cash provided by (used in) operating activities
Depreciation and amortization	11,750	2,479	—	14,229
Amortization of deferred finance charges	363	—	—	363
Deferred income taxes	(5,889)	608	—	(5,281)
Foreign exchange loss	222	303	—	525
Changes in assets and liabilities
Accounts receivable	(34,422)	1,983	—	(32,439)
Inventories	(21,545)	(8,869)	—	(30,414)
Prepaid expenses and other current assets	(1,031)	(639)	—	(1,670)
Accounts payable and other accrued liabilities	47,796	8,978	—	56,774
Income taxes payable and receivable	4,680	(3,009)	—	1,671

Net cash provided by (used in) operating activities	38,325	(1,359)	—	36,966

Investing activities
Acquisition of property, plant and equipment	(8,025)	(169)	—	(8,194)
Proceeds on disposals of property, plant and equipment	112	—	—	112
Acquisition of rental assets	(8,889)	(897)	—	(9,786)
Proceeds on disposal of rental assets	5,822	571	—	6,393
Acquisitions of intangibles — licenses	—	(123)	—	(123)

Net cash used in investing activities	(10,980)	(618)	—	(11,598)

Financing activities
Repayment of debt	(793)	(319)	—	(1,112)
Change in due to and (from) related companies	(14,619)	3,890	—	(10,729)

Net cash (used in) provided by financing activities	(15,412)	3,571	—	(11,841)

Effect of exchange rate changes on cash and cash equivalents	(222)	(303)	—	(525)

Net increase in cash and cash equivalents	11,711	1,291	—	13,002
Cash and cash equivalents — Beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents — End of period	$26,899	$8,801	$—	$35,700

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Cash Flows (Predecessor)
For the year ended December 31, 2003

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total

	(In thousands)
Cash provided by (used in)
Operating activities
Net income for the period	$24,885	$111	$—	$24,996
Adjustments to reconcile net income provided to net
Cash provided by operating activities
Depreciation and amortization	16,418	3,267	—	19,685
Amortization of deferred finance charges	545	—	—	545
Deferred income taxes	9,495	553	—	10,048
Loss on disposal of property, plant and equipment	112	35	—	147
Foreign exchange loss	2,041	315		2,356
Other	74	—	—	74
Changes in assets and liabilities
Accounts receivable	(14,452)	7,689	—	(6,763)
Inventories	(4,206)	3,328	—	(878)
Prepaid expenses and other current assets	1,136	(467)	—	669
Accounts payable and other accrued liabilities	27,049	(5,701)	—	21,348
Income taxes payable and receivable	(3,627)	(1,945)	—	(5,572)

Net cash provided by operating activities	59,470	7,185	—	66,655

Investing activities
Acquisition of property, plant and equipment	(9,203)	(346)	1,021	(8,528)
Proceeds on disposals of property, plant and equipment	97	1,021	(1,021)	97
Acquisition of rental assets	(9,119)	(1,700)	—	(10,819)
Proceeds on disposal of rental assets	5,909	271	—	6,180
Acquisitions of intangibles — licenses	(3,250)	—	—	(3,250)

Net cash used in investing activities	(15,566)	(754)	—	(16,320)

Financing activities
Repayment of debt	(14,542)	(187)	—	(14,729)
Proceeds from issuance of long-term debt	4,900	1,400		6,300
Change in due to and (from) related companies	(28,170)	(8,489)	—	(36,659)

Net cash used in provided by financing activities	(37,812)	(7,276)	—	(45,088)

Effect of exchange rate changes on cash and cash equivalents	(2,041)	(315)	—	(2,356)

Net increase in cash and cash equivalents	4,051	(1,160)	—	2,891
Cash and cash equivalents — Beginning of period	11,137	8,670	—	19,807

Cash and cash equivalents — End of period	$15,188	$7,510	$—	$22,698

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

18	Selected quarterly results (unaudited)
      Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 are summarized below (in thousands):

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)	Full Year

	(Successor)	(Successor)	(Successor)		(Successor)
	(restated)	(restated)	(restated)	(Successor)
Revenue	$187,414	$171,781	$198,267	$203,245	$760,707
Gross Profit	33,511	27,190	34,599	3,168	98,468
Income (loss) before income taxes	9,426	3,185	7,880	(69,970)	(49,479)
Net Income (loss)	6,558	3,146	4,195	(63,080)	(49,181)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter	Full Year

			(Combined)	(Successor)	(Combined)
	(Predecessor)	(Predecessor)	(restated)	(restated)	(restated)
Revenue	$177,951	$189,917	$216,995	$208,638	$793,501
Gross Profit	30,721	35,169	31,735	22,798	120,423
Income (loss) before income taxes	17,185	21,054	9,693	(2,737)	45,195
Net Income (loss)	10,691	13,130	7,811	(2,325)	29,307

(1)	Standard Aero Holdings, Inc. commenced operations on August 25, 2004. The third quarter results for 2004 combine the results of the Successor and Predecessor.

(2)	Results of operations includes impairments related to trademarks and goodwill of $29.7 million and $47.4 million, respectively.
      The quarterly financial results were impacted by the restatement as discussed in “Note 1 — Nature of Operations — Restatement”, which are summarized below:
      The restatement with respect to the valuation of the Loss Contract resulted in:

•	a reclassification of the Loss Contract Liability from accounts payable to other accrued liabilities in the amounts of $6.0 million as of August 24, 2004, $5.0 million as of March 31, 2005, $3.8 million as of June 30, 2005, and $2.2 million as of September 30, 2005.

•	changes to the Company’s consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract; (2) reductions in the carrying amount of the Loss Contract Liability as costs were incurred in excess of the net realizable value of inventory. Accordingly, the restated periods reflect an increase in the carrying amounts of the Loss Contract Liability of $0.4 million as of March 31, 2005, $0.7 million as of June 30, 2005, and $2.1 million as of September 30, 2005.

•	(1) changes to the Company’s cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and (2) charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability. Accordingly, the restated periods reflect: (1) reductions in cost of revenues in the amounts of $0.5 million for the period from August 25, 2004 to September 30, 2004, $2.1 million

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

for the quarter ended December 31, 2004, $0.8 million for the quarter ended March 31, 2005, $0.5 million for the quarter ended June 30, 2005, and $2.4 million for the quarter ended September 30, 2005 and (2) increases in interest expense in the amounts of $0.1 million for the period from August 25, 2005 to September 30, 2004, $0.2 million for the quarter ended December 31, 2004, $0.2 million for the quarter ended March 31, 2005, $0.2 million for the quarter ended March 31, 2005, $0.2 million for the quarter ended June 30, 2005, and $0.1 million for the quarter ended September 30, 2004.

•	a charge or credit to the Company’s cost of revenues in each of the restated periods to reverse charges recorded in those periods. Accordingly, the restated periods reflect increases (decreases) in cost of revenues in the amounts of $0.4 million for the quarter ended March 31, 2005, ($0.2 million) for the quarter ended June 30, 2005, and $0.3 million for the quarter ended September 30, 2005.
      The restatement with respect to the calculation of the accounts receivable resulted in:

•	changes to the Company’s consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable at the end of each of the first three quarters of 2005.
      In addition, the Company recorded adjustments in the quarter ended March 31, 2005 to correct classifications, which reduced accounts receivable $2.0 million, increased prepaid assets $2.0 million, reduced accounts payable $10.1 million and increased accrued liabilities $10.1 million.
      None of the restatement items discussed above impacted total cash flows from operations, investing activities or financing.

	2005

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Quarterly amounts are unaudited)
Cost of revenues	$154,305	$153,903	$145,264	$144,591	$165,735	$163,668
Selling, general and administrative expense	12,544	12,538	12,851	12,838	12,032	12,086
Total operating expenses	169,295	168,887	160,561	159,875	183,328	181,315
Income from operations	18,119	18,527	11,220	11,906	14,939	16,952
Interest expense	8,928	9,101	8,547	8,721	8,938	9,072
Income before income taxes	9,191	9,426	2,673	3,185	6,001	7,880
Income tax expense (benefit)	2,713	2,868	(126)	39	3,059	3,685
Net income	$6,478	$6,558	$2,799	$3,146	$2,942	$4,195

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2005

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Quarterly amounts are unaudited)
ASSETS
Accounts receivable	$109,125	$105,619	$102,022	$100,522	$118,605	$117,105
Inventories	153,784	152,815	150,026	149,013	146,035	145,524
Prepaid expense and other current assets	3,766	5,772	7,705	7,705	4,921	4,921
Income taxes receivable	6,038	5,062	7,225	6,262	7,587	6,570
Total current assets	290,829	287,384	270,645	267,169	286,917	283,889
Deferred income taxes — long-term	3,751	5,043	3,545	4,642	3,162	3,618
Property, plant and equipment, net	135,665	135,964	139,740	140,039	139,852	140,151
Goodwill	240,490	242,570	240,490	242,570	240,490	242,570
Total assets	$924,845	$925,071	$904,740	$904,740	$917,051	$916,858

	2005

	First Quarter		Second Quarter		Third Quarter

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(Quarterly amounts are unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$104,624	$90,266	$77,614	$74,028	$86,166	$82,213
Other accrued liabilities	13,864	27,982	23,481	26,285	19,220	20,960
Income taxes payable	11,027	10,523	6,640	6,106	7,277	6,728
Total current liabilities	152,760	152,017	131,344	130,028	140,084	137,322
Deferred income taxes — long-term	83,239	83,347	82,193	82,301	83,144	83,252
Total liabilities	707,918	707,283	685,107	683,899	694,442	691,788
Accumulated deficit	1,796	2,657	4,595	5,803	7,537	9,998
Total stockholder’s equity	216,927	217,788	219,633	220,841	222,609	225,070
Total liabilities and stockholder’s equity	$924,845	$925,071	$904,740	$904,740	$917,051	$916,858

Exhibit Index

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.1	Senior Subordinated Note Indenture with respect to the 8 1/4 % Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.1	Credit Agreement, dated as of August 24, 2004, by and among Standard Aero Holdings, Inc., the lenders party thereto, J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers, JPMorgan Chase Bank, as administrative agent, and Lehman Commercial Paper Inc. and Credit Suisse First Boston, as co-syndication agent (incorporated by reference to Exhibit 10.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.2	Guarantee and Collateral Agreement, dated as of August 24, 2004, made by Standard Aero Acquisition Holdings, Inc., Standard Aero Holdings, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.2 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.3	CDN Guarantee and Collateral Agreement, dated as of August 24, 2004, made by Standard Aero Limited, Not FM Canada, 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company and 6269044 Canada Inc. in favor of JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.4	Management Agreement among Standard Aero Holdings, Inc. and TC Group, L.L.C. dated August 24, 2004 (incorporated by reference to Exhibit 10.4 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on May 9, 2005).

Exhibit
No.	Description of Exhibit

10.5	Service Agreement between Standard Aero Limited and David W. Shaw, dated as of October 1, 1998 (incorporated by reference to Exhibit 10.5 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.6	Amendment to Service Agreement between Standard Aero Limited and David W. Shaw, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.6 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.7	Employment Agreement between Standard Aero Limited and Paul Soubry, dated as of June 7, 2002 (incorporated by reference to Exhibit 10.7 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.8	Amendment to Employment Agreement between Standard Aero Limited and Paul Soubry, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.8 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.9	Employment Agreement between Standard Aero vof and Rene van Doorn, dated as of June 10, 2002 (incorporated by reference to Exhibit 10.9 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.10	Amendment to Employment Agreement between Standard Aero vof and Rene van Doorn, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.10 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.11	Employment Agreement between Standard Aero Limited and Bradley Bertouille, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.11 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.12	Amendment to Employment Agreement between Standard Aero Limited and Bradley Bertouille, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.12 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.13	Employment Agreement between Standard Aero Limited and Edward Richmond, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.13 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.14	Amendment to Employment Agreement between Standard Aero Limited and Edward Richmond, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.14 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.15	Stock Option and Purchase Plan of Standard Aero Acquisition Holdings, Inc (incorporated by reference to Exhibit 10.15 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.16	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and David Shaw (incorporated by reference to Exhibit 10.16 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.17	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Paul Soubry (incorporated by reference to Exhibit 10.17 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.18	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Rene van Doorn (incorporated by reference to Exhibit 10.18 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.19	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Bradley Bertouille (incorporated by reference to Exhibit 10.19 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.20	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Edward Richmond (incorporated by reference to Exhibit 10.20 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.21	T56 Engine and Accessories Support Subcontract No. LMKAC-98-0001 between Standard Aero (San Antonio) Inc. and Lockheed Martin Kelly Aircraft Center, dated September 23, 1998 (incorporated by reference to Exhibit 10.21 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on July 14, 2005).*

Exhibit
No.	Description of Exhibit

10.22	Amendment No. 24 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed, dated as of May 2, 2002 (incorporated by reference to Exhibit 10.22 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on May 9, 2005).*

10.23	Amendment No. 36 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed dated as of November 24, 2003 (incorporated by reference to Exhibit 10.23 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on July 14, 2005).*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

*	Portions have been omitted pursuant to a request for confidential treatment.

Schedule II
Valuation and Qualifying Accounts

	Beginning Balance	Charges to Costs	Charges to Other		Ending Balance at
Description	at Jan 1, 2003	and Expense	Accounts	Deductions	Dec 31, 2003

	(Predecessor)
Allowance for Doubtful accounts	$(3,095)	$(851)	$—	$167	$(3,779)
Inventory Valuations	(8,080)	(10,941)	—	10,351	(8,670)
Deferred Tax Valuation	(641)	(217)	—	—	(858)

	Beginning Balance	Charges to Costs	Charges to Other		Ending Balance at
Description	at Jan 1, 2004	and Expense	Accounts	Deductions	Aug 24, 2004

	(Predecessor)
Allowance for Doubtful accounts	$(3,779)	$(1,020)	$—	$1,305	$(3,494)
Inventory Valuations	(8,670)	(7,453)	—	7,436	(8,687)
Provision for Loss contract	—	(2,700)	—	—	(2,700)
Deferred Tax Valuation	(858)	(42)	—	—	(900)

	Acquired at	Charges to Costs	Charges to Other		Ending Balance at
Description	Aug 25, 2004	and Expense	Accounts	Deductions	Dec 31, 2004

	(Successor)
Allowance for Doubtful accounts	$—	$(510)	$(3,494)	$72	$(3,932)
Inventory Valuations	—	(2,336)	—	2,304	(32)
Provision for Loss contract	(5,950)	(299)	472	1,294	(4,483)
Deferred Tax Valuation	(900)	(687)	—	—	(1,587)

	Beginning Balance	Charges to Costs	Charges to Other		Ending Balance at
Description	at Jan 1, 2005	and Expense	Accounts	Deductions	Dec 31, 2005

	(Successor)
Allowance for Doubtful accounts	$(3,932)	$(612)	$—	$1,557	$(2,987)
Inventory Valuations	(32)	(9,276)	—	2,517	(6,791)
Provision for Loss contract	(4,483)	(560)	77	4,270	(696)
Deferred Tax Valuation	(1,587)	(340)	—	—	(1,927)

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.

Dated: April 14, 2006	/s/ David Shaw Name: David Shaw Title: Chief Executive Officer (principal executive officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and as of the dates indicated.

/s/ David Shaw David Shaw	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2006

/s/ Peter J. Clare Peter J. Clare	Director	April 14, 2006

/s/ Thomas Corcoran Thomas Corcoran	Director	April 14, 2006

/s/ Ralph Eberhart Ralph Eberhart	Director	April 14, 2006

/s/ Allan Holt Allan Holt	Director	April 14, 2006

/s/ Adam Palmer Adam Palmer	Director	April 14, 2006

/s/ Andrew Shinn Andrew Shinn	Director	April 14, 2006

/s/ David Squier David Squier	Director	April 14, 2006

/s/ Bradley Bertouille Bradley Bertouille	Chief Financial Officer (Principal Financial Officer)	April 14, 2006

/s/ Brent Fawkes Brent Fawkes	Chief Accounting Officer (Principal Accounting Officer)	April 14, 2006