Form 10-Q/A
period 2005-06-30
Standard Aero Holdings Inc.
filed 2006-05-12
CIK 1323739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Identification Number)
500-1780 Wellington Avenue
Winnipeg, Manitoba, Canada R3H 1B3
(Address of Principal Executive Offices and Zip Code)
(204) 987-8860
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

INDEX

		Page
		No.
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).	2 – 4

	Notes to Condensed Consolidated Financial Statements (Unaudited).	5 – 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27 – 43

Item 4.	Controls and Procedures.	44

	PART II
	OTHER INFORMATION

Item 6.	Exhibits.

SIGNATURES		47

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is being filed to reflect the restatement of our Condensed Consolidated Balance Sheet as of June 30, 2005 and our Condensed Consolidated Statement of Operations for the three months ended June 30, 2005 and the six months ended June 30, 2005 and our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 to correct the accounting for a loss-contract at the time of our acquisition of the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited on August 24, 2004, subsequent losses under that contract, an error that occurred during the fourth quarter of 2004 resulting in a miscalculation and overstatement of our reported accounts receivable and other immaterial items which were recorded. As more fully described in the Notes to Condensed Consolidated Financial Statements, the restatement with respect to the valuation of the loss-contract resulted in (i) an increase in goodwill of $2.1 million, an increase in long-term deferred tax assets of $1.2 million and an increase in accrued liabilities of $3.3 million as of June 30, 2005, (ii) a reclassification of the contract from accounts payable to other accrued liabilities in the amount of $3.6 million as of June 30, 2005, (iii) a $4.1 million decrease in the carrying amount of the contract as of June 30, 2005, (iv) a $0.7 million and $1.1 million reduction in cost of revenues for the three and six months ended June 30, 2005 and appropriate tax affects respectively, and (v) a $0.2 million and $0.3 million increase in interest expense for the three and six months ended June 30, 2005 and appropriate tax affects respectively. The restatement with respect to the calculation of accounts receivable resulted in the elimination of approximately $1.5 million in overstated accounts receivable on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2005. None of the restatement items discussed above impacted total cash flows from operations, investing or financing activities.
The errors necessitating the restatement occurred as a result of control deficiencies that constitute two material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management has concluded that as of December 31, 2005 and during prior periods (including the period covered by this report), our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, or Exchange Act, was recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC’s rules and forms.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 24, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following items have been amended as a result of the restatement:
•	Part I, Item 1, Financial Information;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Standard Aero Holdings, Inc.
Condensed Consolidated Statement of Operations (Successor) (Unaudited)/
Condensed Combined Statement of Operations (Predecessor) (Unaudited)
(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(restated)		(restated)
Revenues	$171,781	$189,917	$359,195	$367,868

Operating expenses
Cost of revenues	(144,591)	(154,748)	(298,494)	(301,978)
Selling, general and administrative expense	(12,838)	(11,531)	(25,376)	(22,440)
Amortization of intangible assets	(2,446)	(688)	(4,892)	(1,376)

Total operating expenses	(159,875)	(166,967)	(328,762)	(325,794)

Income from operations	11,906	22,950	30,433	42,074

Interest expense	(8,721)	(1,896)	(17,822)	(3,835)

Income before income taxes	3,185	21,054	12,611	38,239

Income tax expense	(39)	(7,924)	(2,907)	(14,418)

Net income	$3,146	$13,130	$9,704	$23,821

The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Condensed Consolidated Balance Sheet (Successor)
(In thousands of U.S. dollars)

	June 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(restated)
Assets
Current assets
Cash and cash equivalents	$83	$27,891
Accounts receivable (less allowance for doubtful accounts of $3,932 and $3,909 at December 31, 2004 and June 30, 2005, respectively)	100,522	110,492
Inventories	149,013	146,403
Prepaid expenses and other current assets	7,705	10,994
Income taxes receivable	6,262	4,563
Deferred income taxes	3,584	4,118

Total current assets	267,169	304,461

Deferred finance charges	19,446	21,215
Deferred income taxes	4,642	5,197
Property, plant and equipment, net	140,039	136,439
Intangible assets, net	230,874	237,280
Goodwill	242,570	242,570

Total assets	$904,740	$947,162

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$74,028	$102,423
Other accrued liabilities	26,285	28,498
Due to related party	3,940	2,808
Unearned revenue	12,092	12,519
Accrued warranty provision	5,752	6,907
Income taxes payable	6,106	8,980
Current portion of long-term debt	1,825	1,985

Total current liabilities	130,028	164,120

Deferred income taxes	82,301	84,630
Long-term debt	471,570	487,261

Total liabilities	683,899	736,011

Commitments and contingencies

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Retained earnings / (Accumulated deficit)	5,803	(3,901)
Accumulated other comprehensive income	38	52

Total stockholder’s equity	220,841	211,151

Total liabilities and stockholder’s equity	$904,740	$947,162

The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)/
Condensed Combined Statements of Cash Flows (Predecessor) (Unaudited)
(In thousands of U.S. dollars)

	Six months ended June 30,
	2005	2004
	(Successor)	(Predecessor)
	(restated)
Cash provided by (used in)
Operating activities
Net income for the period	$9,704	$23,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,218	10,151
Amortization of deferred finance charges	1,769	272
Deferred income taxes	(1,240)	(3,423)
Gain on disposal of property, plant and equipment	(9)	—
Other	—	47
Changes in assets and liabilities
Accounts receivable	9,970	(33,838)
Inventories	(2,610)	(35,943)
Prepaid expenses and other current assets	(1,403)	397
Accounts payable and other current liabilities	(32,190)	66,742
Income taxes payable and receivable	(4,573)	(657)

Net cash provided by (used in) operating activities	(7,364)	27,569

Investing activities
Acquisition of intangibles — licenses	—	(125)
Acquisition of rental assets	(9,293)	(6,889)
Acquisition of property, plant and equipment	(5,882)	(4,202)
Proceeds from disposals of rental assets	4,730	4,845
Proceeds from disposals of property, plant, and equipment	42	12

Net cash used in investing activities	(10,403)	(6,359)

Financing activities
Repayment of long-term debt	(15,851)	(843)
Change in due to and (from) related companies	5,810	2,366

Net cash provided by (used in) financing activities	(10,041)	1,523

Net (decrease) increase in cash and cash equivalents	(27,808)	22,733

Cash and cash equivalents — Beginning of period	27,891	22,698

Cash and cash equivalents — End of period	$83	$45,431

The accompanying notes are an integral part of these statements.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations
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
The Company accounted for the Acquisition using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and, accordingly, the Acquisition resulted in a new basis of accounting for the Company. The Company allocated the purchase price based on the fair values of the assets acquired and liabilities assumed at the Acquisition date, as follows:

August 25, 2004
(restated)
Current assets
Cash and cash equivalents	$35,700
Accounts receivable	106,372
Inventories	186,718
Prepaid expenses and other current assets	3,205
Property, plant and equipment	136,123
Goodwill	242,570
Intangible assets	241,550

Total assets acquired	952,238

Current liabilities
Accounts payable	120,415
Other current liabilities	18,903
Unearned revenue	17,120
Accrued warranty provision	6,740
Long-term debt	4,872
Deferred income taxes	84,477

Total liabilities assumed	252,527

Net assets acquired for cash	$699,711

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

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restatement
     Standard Aero Holdings, Inc. (the “Company”) identified adjustments related to certain assets, liabilities, and expenses of the December 31, 2004 consolidated financial statements. Additionally, these adjustments impacted the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 unaudited quarterly financial results. The Company’s assessment of certain identified accounting errors resulted in the following adjustments:
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
     The restatement with respect to the valuation of the Loss Contract resulted in:
•	changes to the Company’s opening consolidated balance sheet as of the date of the Acquisition to reflect (1) an increase of the recorded liability related to the Loss Contract of $3.3 million representing the present value of the Loss Contract as of the date of the Acquisition (the “Loss Contract Liability”) partially offset by an increase of $2.1 million in the carrying value of goodwill, net of $1.2 million of deferred taxes.

•	a reclassification of the Loss Contract Liability from accounts payable to other accrued liabilities in the amount of $3.6 million as of June 30, 2005.

•	changes to the Company’s consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract; (2) reductions in the carrying amount of the Loss Contract Liability as costs were incurred in excess of the net realizable value of inventory. Accordingly, the restated period reflects a decrease in the carrying amount of the Loss Contract Liability of $4.1 million as of June 30, 2005.

•	changes to the Company’s cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability. Accordingly, the restated periods reflect: (1) reduction in cost of revenues in the amount of $0.7 million and $1.1 million for the three and six months ended June 30, 2005, and appropriate tax effects respectively, and (2) increase in interest expense in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2005 and appropriate tax effects respectively.
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
     The restatement with respect to the calculation of the embodiment receivable resulted in:
•	changes to the Company’s consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable at as of June 30, 2005.
     Other adjustments. The Company also recorded an adjustment previously identified during 2004 that resulted due to additional depreciation being erroneously recorded. The adjustment increased fixed assets by $0.3 million as of June 30, 2005.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the effects of the Company’s restatement

Statement of Operations	Three months ended June 30, 2005		Six months ended June 30 , 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Cost of revenues	$145,264	$144,591	$299,569	$298,494
Selling, general and administrative expense	12,851	12,838	25,395	25,376
Total operating expenses	160,561	159,875	329,856	328,762
Income from operations	11,220	11,906	29,339	30,433
Interest expense	8,547	8,721	17,475	17,822
Income before income taxes	2,673	3,185	11,864	12,611
Income tax expense (benefit)	(126)	39	2,587	2,907
Net income	$2,799	$3,146	$9,277	$9,704

Balance Sheet
	As at June 30, 2005
	As
	Previously	As
	Reported	Restated

ASSETS
Accounts receivable	$102,022	$100,522
Inventories	150,026	149,013
Income taxes receivable	7,225	6,262
Total current assets	270,645	267,169
Deferred income taxes — long-term	3,545	4,642
Property, plant and equipment, net	139,740	140,039
Goodwill	240,490	242,570
Total assets	$904,740	$904,740

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$77,614	$74,028
Other accrued liabilities	23,481	26,285
Income taxes payable	6,640	6,106
Total current liabilities	131,344	130,028
Deferred income taxes — long-term	82,193	82,301
Total liabilities	685,107	683,899
Retained earnings	4,595	5,803
Total stockholder’s equity	219,633	220,841
Total liabilities and stockholder’s equity	$904,740	$904,740
All other items on the condensed unaudited consolidated statement of operations and balance sheet were unchanged.
None of the restatement items discussed above impacted total cash flows from operating, financing or investing activities.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of presentation

The unaudited condensed consolidated financial statements of the Successor and the unaudited condensed combined consolidated financial statements of the Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited consolidated financial statements and the unaudited combined financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2005. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company as of December 31, 2004 and for the period from August 25, 2004 to December 31, 2004 and the combined financial statements and footnotes of the MRO Division of Dunlop Standard Aerospace Group Limited as of December 31, 2003 and for the period from January 1, 2004 to August 24, 2004 and the years ended December 31, 2003 and December 31, 2002.

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

Certain of the Company’s contracts may include multiple elements consisting both of engine repair and overhaul services and engine rentals. In these arrangements, the service and rental elements are divided into separate units of accounting based on relative fair values of each unit and each unit is accounted for in accordance with the polices noted above.

Lease income associated with the rental of engines or engine modules to customers is recorded based on time incurred (i.e., on the number of hours flown) as reported to the Company by the customer.

The Company has entered into long-term contracts to provide services to a number of customers. These long-term contracts allow customers to pay an engine operating fee based on the engine utilization (i.e., on the number of hours or cycles flown). The engine operating fee is determined in each of the long term contracts. The Company recognizes revenue and related cost of revenue when the services are completed or repaired parts are shipped to the customer. Provided that the outcome of long-term contracts can be assessed with reasonable certainty, the attributable profit recognized is based on the overall contract profitability, after including an appropriate risk factor, which is progressively reduced over the life of the contract.

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

January 1, 2005
to June 30, 2005
(In thousands)
Net income, as restated	$9,704
Deduct: Stock-based compensation expense calculated in accordance with SFAS No. 123	(253)

Pro forma net income	$9,451

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e)	New accounting standards
In December 2004, the Financial Accounting Standards Board (“FASB”) released Statement 123R, “Share-Based Payments”, that is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. The standard is applicable to the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company intends to adopt the standard on a prospective basis as of January 1, 2006 and does not expect the adoption of the standard to have a significant impact on its financial position, statement of cash flows or results of operations.
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
f)	Comparative Figures
Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.
3 Inventories

	June 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(restated)
Raw materials	$76,302	$74,897
Work in process	72,711	71,506

	$149,013	$146,403

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

The Successor’s amortization expense for the period from January 1, 2005 to June 30, 2005 was $6.4 million. The Predecessor’s amortization expense for the period January 1, 2004 to June 30, 2004 was $2.8 million.
The estimated amortization expense for each five succeeding years of the Successor will be approximately $11.6 million.
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

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6 Employee benefit plans
The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post retirement benefits or supplemental retirement plans. Contribution costs for the defined benefit and defined contribution pension plans incurred by the Successor for the six months ended June 30, 2005 were $3.4 million and contribution costs incurred by the Predecessor for the six months ended June 30, 2004 were $2.3 million.
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
8 Stock options
Certain employees and directors of the Company are eligible to participate in Standard Aero Acquisition Holdings, Inc.’s Stock Option and Purchase Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options and/or shares have been approved for issuance under this Plan. As of June 30, 2005, 209,071 stock options are outstanding, each of which may be used to purchase one share of Standard Aero Acquisition Holdings, Inc.’s common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the stock option grants:

Outstanding as of December 31, 2004	206,071
Granted	3,000
Exercised	—
Cancelled	—

Outstanding as of June 30, 2005	209,071

Weighted average remaining life as of June 30, 2005	5.5

Options exercisable as of June 30, 2005	17,952
The Company has elected to apply the provisions of APB No. 25. For the period from August 25, 2004 to December 31, 2004, no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2004 was $3.9 million and the weighted average fair value per share was nineteen dollars per share. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $0.3 million in the six month period ending June 30, 2005.
The fair value of the options was estimated at the measurement date using the minimum value method, and assumed no dividends or volatility, a risk-free interest rate of 4.13% and an expected option life of 6 years.
9 Related party transactions
At June 30, 2005, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc. for cash advanced by Standard Aero Acquisition Holdings, Inc. The payable is non-interest bearing and has no repayment terms.
The Carlyle Group charges the Company a monthly management fee of $125,000. As at June 30, 2005, the Company has prepaid $375,000 of its monthly management fees related to future periods.
10 Guarantees
The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at June 30, 2005 was approximately $3.8 million (Successor) (2004 — $2.6 million (Predecessor)).
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

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the three months ended June 30, 2005 (Successor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total
	(restated)		(restated)	(restated)

Revenues	$166,652	$5,129	$—	$171,781

Income (loss) from operations	16,255	(1,811)	(2,538)	11,906

Depreciation and amortization	6,228	232	—	6,460

Total assets	847,921	28,412	28,407	904,740

Goodwill	242,570	—	—	242,570

Capital and intangible expenditures	7,884	429	13	8,326

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

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of and for the six months ended June 30, 2005 (Successor)

	Aviation
	maintenance
	repair and
	overhaul	Other Services	Unallocated	Total
	(restated)		(restated)	(restated)

Revenues	$349,156	$10,039	$—	$359,195

Income (loss) from operations	38,982	(3,151)	(5,398)	30,433

Depreciation and amortization	12,725	493	—	13,218

Total assets	847,921	28,412	28,407	904,740

Goodwill	242,570	—	—	242,570

Capital and intangible expenditures	14,472	677	26	15,175

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
Condensed Combining Statements of Operations (Successor)
For the three months ended June 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$145,952	$27,405	$(1,576)	$171,781

Operating Expenses
Cost of revenues	—	(121,146)	(25,021)	1,576	(144,591)
Selling, general and administrative expense.	(1,252)	(9,291)	(2,295)	—	(12,838)
Amortization of intangible assets	—	(2,446)	—	—	(2,446)

Total operating expenses	(1,252)	(132,883)	(27,316)	1,576	(159,875)

Income (loss) from operations	(1,252)	13,069	89	—	11,906
Interest expense	(8,206)	(299)	(216)	—	(8,721)

Income (loss) before income taxes	(9,458)	12,770	(127)	—	3,185
Income tax expense (benefit)	3,404	(3,774)	331	—	(39)

Income before equity earnings in Subsidiaries.	(6,054)	8,996	204	—	3,146
Equity in Earnings of subsidiaries	9,200	(3)	—	(9,197)	—

Net income (loss)	$3,146	$8,993	$204	$(9,197)	$3,146

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties.

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Statement of Operations (Predecessor)
For the three months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$177,137	$14,083	$(1,303)	$189,917

Operating Expenses.
Cost of revenues	(142,231)	(13,820)	1,303	(154,748)
Selling, general and administrative	(9,676)	(1,855)	—	(11,531)
Amortization of intangible assets	(493)	(195)	—	(688)

Total operating expenses	(152,400)	(15,870)	1,303	(166,967)

Income (loss) from operations	24,737	(1,787)	—	22,950
Interest expense	(1,921)	25	—	(1,896)

Income (loss) before income taxes	22,816	(1,762)	—	21,054
Income tax expense (benefit)	(8,451)	527	—	(7,924)

Net income (loss)	$14,365	$(1,235)	$—	$13,130

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Statements of Operations (Successor)
For the six months ended June 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$311,232	$53,089	$(5,126)	$359,195

Operating Expenses
Cost of revenues	—	(254,058)	(49,562)	5,126	(298,494)
Selling, general and administrative expense	(1,986)	(19,487)	(3,903)	—	(25,376)
Amortization of intangible assets	—	(4,892)	—	—	(4,892)

Total operating expenses	(1,986)	(278,437)	(53,465)	5,126	(328,762)

Income (loss) from operations	(1,986)	32,795	(376)	—	30,433
Interest expense	(16,509)	(1,003)	(310)	—	(17,822)

Income (loss) before income taxes	(18,495)	31,792	(686)	—	12,611
Income tax expense (benefit)	6,470	(10,061)	684	—	(2,907)

Income before equity earnings in Subsidiaries	(12,025)	21,731	(2)	—	9,704
Equity in Earnings of subsidiaries	21,729	(182)	—	(21,547)	—

Net income (loss)	$9,704	$21,549	$(2)	$(21,547)	$9,704

Condensed Combining Statement of Operations (Predecessor)
For the six months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$339,119	$30,951	$(2,202)	$367,868

Operating Expenses
Cost of revenues	(275,284)	(28,896)	2,202	(301,978)
Selling, general and administrative	(19,065)	(3,375)	—	(22,440)
Amortization of intangible assets	(1,086)	(290)	—	(1,376)

Total operating expenses	(295,435)	(32,561)	2,202	(325,794)

Income (loss) from operations	43,684	(1,610)	—	42,074
Interest expense	(3,738)	(97)	—	(3,835)

Income (loss) before income taxes	39,946	(1,707)	—	38,239
Income tax expense (benefit)	(14,955)	537	—	(14,418)

Net income (loss)	$24,991	$(1,170)	$—	$23,821

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet (Successor)
June 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$102	$(3,209)	$3,190	$—	$83
Accounts Receivable	—	80,513	20,009	—	100,522
Due from related party	21,274	84,057	1,485	(106,816)	—
Inventories	—	118,777	30,236	—	149,013
Prepaid expenses and other current assets	455	6,546	704	—	7,705
Income taxes receivable	—	319	5,943	—	6,262
Deferred income taxes	—	2,460	1,124	—	3,584

Total current assets	21,831	289,463	62,691	(106,816)	267,169

Deferred charges	10,388	9,058	—	—	19,446
Deferred income taxes	—	4,642	—	—	4,642
Property, plant and equipment, net	—	119,314	20,645	—	140,039
Intangible assets, net	—	226,328	4,546	—	230,874
Due from related party	—	5,292	—	(5,292)	—
Goodwill	—	242,570	—	—	242,570
Investments in subsidiaries	741,656	37,410	—	(779,066)	—

Total assets	$773,875	$934,157	$87,882	$(891,174)	$904,740

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$—	$66,963	$7,065	$—	$74,028
Other accrued liabilities	11,130	12,984	2,171	—	26,285
Unearned revenue	—	10,653	1,439	—	12,092
Accrued warranty provisions	—	3,481	2,271	—	5,752
Income taxes payable	—	6,008	98	—	6,106
Due to related party	71,904	17,789	21,063	(106,816)	3,940
Current portion of long-term debt	—	1,356	469	—	1,825

Total current liabilities	83,034	119,234	34,576	(106,816)	130,028

Deferred income taxes	—	77,306	4,995	—	82,301
Due to related party	—	—	5,292	(5,292)	—
Long-term debt	470,000	1,570	—	—	471,570

Total liabilities	553,034	198,110	44,863	(112,108)	683,899

Stockholder’s equity
Common Stock	—	—	—	—	—
Paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (Accumulated deficit)	5,803	26,391	(4,593)	(21,798)	5,803
Accumulated other comprehensive income	38	—	—	—	38

Total stockholder’s equity	220,841	736,047	43,019	(779,066)	220,841

Total liabilities and stockholder’s equity / divisional equity	$773,875	$934,157	$87,882	$(891,174)	$904,740

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Combining Balance Sheet (Successor)
December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$4,116	$18,521	$5,254	$—	$27,891
Accounts Receivable	4,678	93,680	12,134	—	110,492
Due from related party	13,352	52,090	3,910	(69,352)	—
Inventories	—	115,918	30,485	—	146,403
Prepaid expenses and other current assets	469	9,485	1,040	—	10,994
Income taxes receivable	4,729	—	4,563	(4,729)	4,563
Deferred income taxes	—	2,670	1,448	—	4,118

Total current assets	27,344	292,364	58,834	(74,081)	304,461

Deferred charges	11,304	9,911	—	—	21,215
Deferred income taxes	—	5,197	—	—	5,197
Property, plant and equipment, net	—	116,929	19,510	—	136,439
Intangible assets, net	—	232,461	4,819	—	237,280
Due from related party	—	5,117	—	(5,117)	—
Goodwill	—	242,570	—	—	242,570
Investments in subsidiaries	719,927	37,592	—	(757,519)	—

Total assets	$758,575	$942,141	$83,163	$(836,717)	$947,162

Liabilities and divisional equity
Current liabilities
Accounts payable	$5,058	$88,693	$8,672	$—	$102,423
Other accrued liabilities	7,349	17,461	3,688	—	28,498
Due to related party	50,017	12,291	9,852	(69,352)	2,808
Unearned revenue	—	9,126	3,393	—	12,519
Accrued warranty provisions	—	3,784	3,123	—	6,907
Income taxes payable	—	13,498	211	(4,729)	8,980
Current portion of long-term debt	—	1,304	681	—	1,985

Total current liabilities	62,424	146,157	29,620	(74,081)	164,120

Deferred income taxes	—	79,225	5,405	—	84,630
Due to related party	—	—	5,117	(5,117)	—
Long-term debt	485,000	2,261	—	—	487,261

Total liabilities	547,424	227,643	40,142	(79,198)	736,011

Stockholder’s equity
Common Stock	—	—	—	—
Paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings (Accumulated deficit)	(3,901)	4,842	(4,591)	(251)	(3,901)
Accumulated other comprehensive income	52	—	—	—	52

Total stockholder’s equity	211,151	714,498	43,021	(757,519)	211,151

Total liabilities and stockholder’s	$758,575	$942,141	$83,163	$(836,717)	$947,162

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows (Successor)
For the six months ended June 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in)
Operating activities
Net income for the period	$9,704	$21,549	$(2)	$(21,547)	$9,704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	11,608	1,610	—	13,218
Amortization of deferred charges	916	853	—	—	1,769
Deferred income taxes	—	(1,154)	(86)	—	(1,240)
Gain on disposal of property, plant and equipment	—	(9)	—	—	(9)
Equity in earnings of subsidiaries	(21,729)	182	—	21,547	—
Changes in assets and liabilities
Accounts receivable	—	17,845	(7,875)	—	9,970
Inventories	—	(2,859)	249	—	(2,610)
Prepaid expenses	—	(1,739)	336	—	(1,403)
Accounts payable and other accrued Liabilities	(1,277)	(24,983)	(5,930)	—	(32,190)
Income taxes payable	4,729	(7,809)	(1,493)	—	(4,573)

Net cash provided by operating activities	(7,657)	13,484	(13,191)	—	(7,364)

Investing activities
Acquisition of intangibles — licenses	—	—	—	—	—
Acquisitions of rental assets	—	(6,628)	(2,665)	—	(9,293)
Acquisitions of property, plant and equipment	—	(5,353)	(529)	—	(5,882)
Proceeds on disposal of rental assets	—	4,015	715	—	4,730
Proceeds on disposal of property, plant and Equipment	—	42	—	—	42

Net cash used in investing activities	—	(7,924)	(2,479)	—	(10,403)

Financing activities
Repayment of debt	(15,000)	(639)	(212)	—	(15,851)
Change in due to (from) related companies	18,643	(26,651)	13,818	—	5,810

Net cash (used in) provided by financing Activities	3,643	(27,290)	13,606	—	(10,041)

Net (decrease) increase in cash and cash Equivalents	(4,014)	(21,730)	(2,064)	—	(27,808)
Cash and cash equivalents — beginning of Period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents — end of period	$102	$(3,209)	$3,190	$—	$83

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows (Predecessor)
For the six months ended June 30, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in)
Operating activities
Net income for the period	$24,991	$(1,170)	$—	$23,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,677	1,474	—	10,151
Amortization of deferred charges	272	—	—	272
Deferred income taxes	(3,345)	(78)	—	(3,423)
Other	47	—	—	47
Changes in assets and liabilities
Accounts receivable	(30,148)	(3,690)	—	(33,838)
Inventories	(23,570)	(12,373)	—	(35,943)
Prepaid expenses	(1,430)	1,827	—	397
Accounts payable and other accrued liabilities	50,923	15,819	—	66,742
Income taxes receivable and payable	5,538	(6,195)	—	(657)

Net cash provided by operating activities	31,955	(4,386)	—	27,569

Investing activities
Acquisitions of intangibles – licenses	—	(125)	—	(125)
Acquisition of rental assets	(6,551)	(338)	—	(6,889)
Acquisition of property, plant and equipment	(4,077)	(125)	—	(4,202)
Proceeds on disposal of rental assets	4,278	567	—	4,845
Proceeds from disposals of property, plant and equipment	12	—	—	12

Net cash used in investing activities	(6,338)	(21)	—	(6,359)

Financing activities
Repayment of debt	(591)	(252)	—	(843)
Change in due to (from) related companies	(8,891)	11,257	—	2,366

Net cash (used in) provided by financing activities	(9,482)	11,005	—	1,523

Net (decrease) increase in cash and cash equivalents	16,135	6,598	—	22,733
Cash and cash equivalents – beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents – end of period	$31,323	$14,108	$—	$45,431

STANDARD AERO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13	Subsequent Event

In July 2005 the Company instituted a workforce reduction program, to address volume reductions. As a result there was a reduction of approximately 100 employees with an estimated cost of $2.0 million.

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
Current Restatement
Our audit committee, at the recommendation of management, determined that a restatement of our consolidated financial statements and other financial information as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and for the period from August 25, 2004 through December 31, 2004, the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 is required. See “Explanatory Note,” the Notes to Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2005 for a full description of the restatement. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the restatement.
Accounting Errors
     Our assessment of certain identified accounting errors resulted in the following adjustments:
      Error in Recording Loss Contract. At the time of the Acquisition, we undertook a valuation of our assets and liabilities. In connection with that process, we should have applied the principles of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with respect to a contract with a foreign military that, through the date of the Acquisition, had generated losses (the “Loss Contract”). Under Paragraph 37 of SFAS 141, we should have recorded the Loss Contract as a liability on our consolidated balance sheet at its present value at the time of the Acquisition based on losses projected to be incurred under the terms of the Loss Contract. The recorded value of the liability would then be subsequently re-measured at each reporting date. However, we erroneously recorded a liability only with respect to losses for engines received and for which we believed losses were reasonably estimable at the time of the Acquisition. Subsequently, we recorded additional losses under the Loss Contract at the time additional engines were received and we believed additional losses became reasonably estimable, rather than against the present value liability associated with the Loss Contract that should have been established at Acquisition in accordance with SFAS 141.

     The restatement with respect to the valuation of the Loss Contract resulted in:
•	changes to our opening consolidated balance sheet as of the date of the Acquisition to reflect an increase of the recorded liability related to the Loss Contract of $3.3 million representing the present value of the Loss Contract as of the date of the Acquisition (the “Loss Contract Liability”) partially offset by an increase of $2.1 million in the carrying value of goodwill, net of $1.2 million of deferred taxes.

•	a reclassification of the Loss Contract Liability from accounts payable to other accrued liabilities in the amount of $3.6 million as of June 30, 2005.

•	changes to our consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract, and (2) reductions in the carrying amount of the Loss Contract Liability as costs are incurred in excess of the net realizable value of inventory. Accordingly, the restated period reflects a decrease in the carrying amount of the Loss Contract Liability of $4.1 million as of June 30, 2005.

•	changes to our cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and changes to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability. Accordingly, the restated periods reflect (1) reduction in cost of revenues in the amount of $0.7 million and $1.1 million for the three and six months ended June 30, 2005, and appropriate tax effects respectively, and (2) increase in interest expense in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2005, and appropriate tax effects respectively.
     Accounts Receivable Error. In connection with the accounting for discounts on parts from one of our primary parts manufacturers, calculation errors occurred. These parts are purchased from a third-party supplier and if they are used or “embodied” during the course of the MRO services provided under certain of our contracts, we receive a discount. During the fourth quarter of 2004, general ledger entries with respect to the embodiment receivable were miscalculated as a result of human error, which resulted in an overstatement of our accounts receivable by approximately $1.5 million and a corresponding understatement of our costs of revenues during that period. This miscalculation of the embodiment receivable only affected the general ledger, and the overstated amount was never invoiced to the parts manufacturer. As a result, the error was neither identified to us by the parts manufacturer nor reduced as a result of a payment by the parts manufacturer.
     The restatement with respect to the calculation of the embodiment receivable resulted in:
•	changes to our consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable as of June 30, 2005.
     Other adjustments. We also recorded an adjustment previously identified during 2004 that resulted due to additional depreciation being erroneously recorded. The adjustment increased fixed assets by $0.3 million as of June 30, 2005.

Effects of Restatement
     The following table sets forth the aggregate effect of the restatement with respect to the affected items in our statements of operations for the restated periods:

Statement of Operations	Three months ended June 30, 2005		Six months ended June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Cost of revenues	$145,264	$144,591	$299,569	$298,494
Selling, general and administrative expense	12,851	12,838	25,395	25,376
Total operating expenses	160,561	159,875	329,856	328,762
Income from operations	11,220	11,906	29,339	30,433
Interest expense	8,547	8,721	17,475	17,822
Income before income taxes	2,673	3,185	11,864	12,611
Income tax expense (benefit)	(126)	39	2,587	2,907
Net income	$2,799	$3,146	$9,277	$9,704

Balance Sheet
	As at June 30, 2005
	As
	Previously	As
	Reported	Restated
ASSETS
Accounts receivable	$102,022	$100,522
Inventories	150,026	149,013
Income taxes receivable	7,225	6,262
Total current assets	270,645	267,169
Deferred income taxes — long-term	3,545	4,642
Property, plant and equipment, net	139,740	140,039
Goodwill	240,490	242,570
Total assets	$904,740	$904,740

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$77,614	$74,028
Other accrued liabilities	23,481	26,285
Income taxes payable	6,640	6,106
Total current liabilities	131,344	130,028
Deferred income taxes — long-term	82,193	82,301
Total liabilities	685,107	683,899
Retained earnings	4,595	5,803
Total stockholder’s equity	219,633	220,841
Total liabilities and stockholder’s equity	$904,740	$904,740
All other items on the condensed unaudited consolidated statement of operations and balance sheet were unchanged.
None of the restatement items discussed above impacted total cash flows from operating, financing or investing activities.
Previous Restatement
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
Accounting Errors and Reclassifications
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

In addition, goodwill and trademarks increased from $74.8 million and $42.0 million, respectively, prior to the consummation of the Acquisition to $242.6 million (restated) and $97.3 million, respectively, after the consummation of the Acquisition. Annual amortization for 2005 of intangible assets, reflecting new carrying values and average amortization periods, will be $9.8 million versus $2.8 million for the period under the Predecessor’s carrying values and amortization periods. These intangible assets are subject to annual impairment testing.
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
Results of operations
Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004
The following table sets forth certain financial data for the periods indicated:

	Three months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
	(restated)
Revenues	$171,781	$189,917
Cost of revenues	(144,591)	(154,748)

Gross profit	27,190	35,169
Selling, general and administrative expense	(12,838)	(11,531)
Amortization of intangible assets	(2,446)	(688)

Income from operations	11,906	22,950
Interest expense	(8,721)	(1,896)

Income before income taxes	3,185	21,054
Benefit (provision) for income taxes	(39)	(7,924)

Net income	$3,146	$13,130

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
Gross profit. Gross profit was $27.2 million, or 16% of total revenues, for the three months ended June 30, 2005 and was $35.2 million, or 19% of total revenues, for the three months ended June 30, 2004. The decrease in gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services business in support of the bid for the Battelle Columbus project. In addition, as a result of the reduced demand for our services, we experienced a narrowing of our gross profit margin during the 2005 period due to a reduction in our labour and overhead efficiencies.
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
Income from operations. Income from operations was $11.9 million, or 7% of total revenues, for the three months ended June 30, 2005 and was $22.9 million, or 12% of total revenues, for the three months ended June 30, 2004. Income from operations during the three months ended June 30, 2005 decreased primarily due to the decreased gross profit associated with the decreased revenues, a reduction in our labour and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense and professional fees.

Interest expense. Interest expense was $8.7 million for the three months ended June 30, 2005 and was $1.9 million, for the three months ended June 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.
Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
The following table sets forth certain financial data for the periods indicated:

	Six months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
	(restated)
Revenues	$359,195	$367,868
Cost of revenues	(298,494)	(301,978)

Gross profit	60,701	65,890
Selling, general and administrative expense	(25,376)	(22,440)
Amortization of intangible assets	(4,892)	(1,376)

Income from operations	30,433	42,074
Interest expense	(17,822)	(3,835)

Income before income taxes	12,611	38,239
Provision for income taxes	(2,907)	(14,418)

Net income	$9,704	$23,821

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
Gross profit. Gross profit was $60.7 million, or 17% of total revenues, for the six months ended June 30, 2005 and was $65.9 million, or 18% of total revenues, for the six months ended June 30, 2004. The decrease in gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services business in support of the bid for the Battelle Columbus project. In addition, as a result of the reduced demand for our services, we experienced a narrowing of our gross profit margin during the 2005 period due to a reduction in our labour and overhead efficiencies.
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
Income from operations. Income from operations was $30.4 million, or 8% of total revenues, for the six months ended June 30, 2005 and was $42.1 million, or 12% of total revenues, for the six months ended June 30, 2004. Income from operations decreased as a result of decreased gross profit associated with the decreased revenues, a reduction in our labour and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense and professional fees.
Interest expense. Interest expense was $17.8 million for the six months ended June 30, 2005 and was $3.8 million, for the six months ended June 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Segment Results of Operations
The Company has one reportable segment, Aviation MRO. The Redesign Services and Energy Services operating segments are not reportable and have been combined and disclosed in “Other Services” as they do not meet any of the thresholds under SFAS No. 131. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months ended
	June 30,
(In thousands of dollars)	2005	2004

	(Successor)	(Predecessor)
	(restated)
Revenues:
Aviation MRO	$166,652	$182,507
Other Services	5,129	7,410

Total Revenue	171,781	189,917

Segment Income (Loss) From Operations:
Aviation MRO	16,255	25,855
Other Services	(1,811)	(1,229)

Segment income from operations	14,444	24,626
Corporate expenses	(2,538)	(1,676)

Income from operations	11,906	22,950
Interest expense	(8,721)	(1,896)

Income before income taxes	3,185	21,054
Provision for income taxes	(39)	(7,924)

Net income	$3,146	$13,130

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
Segment income from operations. Segment income from operations generated by our Aviation MRO segment was $16.3 million, or 10% of Aviation MRO revenues for the three months ended June 30, 2005 and was $25.8 million, or 14% of Aviation MRO revenues, for the three months ended June 30, 2004. Segment income from operations decreased for the reasons discussed above in SG&A expense and the increase in amortization of intangible assets resulting from the Acquisition.

The results of operations of our Other Services were not material to our business during the three months ended June 30, 2005 and the three months ended June 30, 2004.
Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
The following table reconciles segment revenue and income from operations to total revenue and net income:

	Six months ended
	June 30,
(In thousands of dollars)	2005	2004
	(Successor)	(Predecessor)
	(restated)
Revenues:
Aviation MRO	$349,156	$353,881
Other Services	10,039	13,987

Total Revenue	359,195	367,868

Segment Income (Loss) From Operations:
Aviation MRO	38,982	47,068
Other Services	(3,151)	(2,107)

Segment income from operations	35,831	44,961
Corporate expenses	(5,398)	(2,887)

Income from operations	30,433	42,074
Interest expense	(17,822)	(3,835)

Income before income taxes	12,611	38,239
Provision for income taxes	(2,907)	(14,418)

Net income	$9,704	$23,821

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
Segment income from operations. Segment income from operations generated by our Aviation MRO segment was $39.0 million, or 11% of Aviation MRO revenues, for the six months ended June 30, 2005 and was $47.1 million, or

13% of Aviation MRO revenues, for the six months ended June 30, 2004. Segment income from operations decreased for the reasons discussed above in SG&A and the increase in amortization of intangible assets resulting from the Acquisition.
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
Covenant Compliance
Our senior credit facilities contain various restrictive operating and financial covenants, including covenants that are based on Adjusted EBITDA, as defined in our senior credit facilities. These covenants include a consolidated leverage ratio covenant that measures the ratio of our outstanding debt net of cash for any period of four consecutive quarters to our Adjusted EBITDA during the same four quarters. This consolidated leverage ratio covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 6.25 to 1 at June 30, 2005. Our actual consolidated leverage ratio at June 30, 2005 was 4.44 to 1.
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
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

		August 25 –	July 1 –
	January 1 – June	December 31,	August 24,	Last 12 Months
	30, 2005	2004	2004	June 30, 2005
(In millions)	Successor	Successor	Predecessor	Combined(5)
	(restated)	(restated)		(restated)
Net income	$9.7	$(3.9)	$9.4	$15.2
Add:
Depreciation and amortization	13.2	8.8	4.1	26.1
Interest expense, net	17.8	14.0	1.0	32.8
Provision for income taxes	2.9	0.1	1.4	4.4
Expenses associated with the disposal of Dunlop Standard (1)	—	—	2.3	2.3
Expenses associated with Acquisition (2)	—	2.4	—	2.4
Effect of write-up of inventory and work in progress (3)	—	21.4	—	21.4
Non-recurring expenses (4)	0.6	—	—	0.6
Management fee	0.8	0.5	—	1.3

Adjusted EBITDA	$45.0	$43.3	$18.2	$106.5

(1)	The Predecessor incurred approximately $2.3 million in compensation expenses associated with the disposal of Dunlop Standard.

(2)	We incurred approximately $2.4 million in fees and other expenses associated with negotiating, financing and consummating the Acquisition that were not capitalized as part of the purchase price or as deferred financing charges.

(3)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date.

(4)	We incurred $0.2 million in severance costs during the quarter ended June 30, 2005. We expect to incur an additional $1.8 million in severance costs during the remainder of 2005. We have also incurred $0.4 million in costs associated with the exchange offer of our senior subordinated notes and expect additional costs during the remainder of 2005.

(5)	Successor and Predecessor results have been combined to give twelve month’s results as required under the senior credit facilities.
Cash Flows
The following table sets forth our combined cash flows for the six months ended June 30, 2005 and June 30, 2004:

	Six months ended
	June 30,
	2005	2004
(In thousands of dollars)	(Successor)	(Predecessor)
	(restated)

Net cash provided by (used in) operating activities	$(7,364)	$27,569
Net cash used in investing activities	(10,403)	(6,359)
Net cash provided from (used in) financing activities	(10,041)	1,523

Net increase (decrease) in cash and cash equivalents	$(27,808)	$22,733

Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the six months ended June 30, 2005 was $7.4 million. The net cash used was a result of a $2.6 million increase in inventory levels and a decrease in accounts payable associated with the repayment of $24.7 million payable relating to our use of U.S. government-owned inventory at the former Kelly Air Force base. At June 30, 2005 the remaining payable owing to Kelly Aviation Center L.P. under the Kelly Air Force Base contract was approximately $12.3 million; this amount is expected to be paid by September 30, 2005. This was offset by net income during the period and a decrease of $10.0 in accounts receivable.
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
Net Cash Used in Investing Activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the six months ended June 30, 2005 was $10.4 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool. Net cash used in investing activities for the six-month periods ended June 30, 2004 was $6.4 million and also related to our CF34 program and net changes in our rental engine pool.

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
Net cash provided by financing activities during the six months ended June 30, 2004 was $1.5 million. Prior to the Acquisition, cash provided by or used in financing activities represented payments to or funding from our former parent company.

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
At the time of the original filing of this Quarterly Report on Form 10-Q (the “original second quarter 10-Q”), our management determined that our disclosure controls and procedures were not effective as of June 30, 2005 due to a material weakness relating to our determination and review of our quarterly and annual tax provisions in accordance with GAAP. In the original second quarter 10-Q, we disclosed that additional material weaknesses could be identified in the future and that our failure to implement and maintain effective controls could result in material misstatements of our financial statements.
In light of the restatement and the material weaknesses that were identified after the filing of the original second quarter 10-Q that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 and herein under the caption “Explanatory Note,” and the conclusions of our management regarding the ineffectiveness of our disclosure controls and procedures as of December 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, reevaluated the disclosures relating to our disclosure controls and procedures contained in the original second quarter 10-Q. Based upon that reevaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as disclosed in the original second quarter 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2005 due to the tax material weakness disclosed in the original second quarter 10-Q and the material weaknesses related to the valuation and presentation of its loss contract accrued liability and the valuation of discounts recorded within our accounts receivable account more fully described in our 2005 Annual Report on Form 10-K, which also existed as of June 30, 2005.
Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act, we are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purpose in accordance with GAAP. In addition to the steps to remediate the above referenced material weaknesses, our accounting personnel report regularly to the audit committee of our board of directors on all accounting and financial matters. Our audit committee also actively communicates with and oversees the engagement of our independent registered public accounting firm. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design procedural safeguards that reduce, but do not eliminate, this risk. Additionally, we may in the future have one or more additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in a material misstatement in our financial statements.
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

STANDARD AERO HOLDINGS, INC.

Dated: May 12, 2006	/s/ DAVID SHAW

	Name:	David Shaw
	Title:	Chief Executive Officer
(principal executive officer)

Dated: May 12, 2006	/s/ BRADLEY BERTOUILLE

	Name:	Bradley Bertouille
	Title:	Chief Financial Officer
(principal financial and accounting officer)