Form 10-Q/A
period 2005-09-30
Standard Aero Holdings Inc.
filed 2006-05-12
CIK 1323739

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

	Unaudited Condensed Consolidated Balance Sheets (Successor) as of September 30, 2005 and December 31, 2004	2

	Unaudited Condensed Consolidated Statements of Cash Flows (Successor) for the nine months ended September 30, 2005 and the period from August 25, 2004 to September 30, 2004.	3

	Unaudited Condensed Consolidated Statement of Cash Flows (Predecessor) for the period from January 1, 2004 to August 24, 2004

	Unaudited notes to the Condensed Consolidated Financial Statements	4 – 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26 – 54

Item 4.	Controls and Procedures.	55

	PART II
	OTHER INFORMATION

Item 6.	Exhibits.	56

SIGNATURES		57

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is being filed to reflect the restatement of our Condensed Consolidated Balance Sheet as of September 30, 2005, our Condensed Consolidated Statement of Operations for the three months ended September 30, 2005 and the nine months ended September 30, 2005, our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, our Condensed Combined Statement of Operations for the period from August 25, 2004 to September 30, 2004 (the “2004 Post-Acquisition Period”) and our Condensed Combined Statement of Cash Flows for the 2004 Post-Acquisition Period, to correct the accounting for a loss-contract at the time of our acquisition of the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited on August 24, 2004, subsequent losses under that contract and an error that occurred during the fourth quarter of 2004 resulting in a miscalculation and overstatement of our reported accounts receivable and other immaterial items recorded. As more fully described in the Notes to Condensed Consolidated Financial Statements, the restatement with respect to the valuation of the loss-contract resulted in (i) an increase in goodwill of $2.1 million, an increase in long term deferred tax asset of $1.2 million and an increase in accrued liabilities of $3.3 million as of September 30, 2005, (ii) a reclassification of the contract from accounts payable to other accrued liabilities in the amount of $3.9 million as of September 30, 2005, (iii) a $2.2 million decrease in the carrying amount of the contract on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005, (iv) a $2.0 million, $0.8 million and $3.1 million reduction in cost of revenues for the three and nine months ended September 30, 2005 and 2004 Post Acquisition Period, respectively including related income tax effects, and (v) a $0.1 million, $0.5 million and $0.1 million increase in interest expense for the three and nine months ended September 30, 2005 and 2004 Post Acquisition Period, respectively including related income tax effects. The restatement with respect to the calculation of accounts receivable resulted in the elimination of approximately $1.5 million in overstated accounts receivable on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005. None of the restatement items discussed above impacted total cash flows from operations, investing activities or financing.
The errors necessitating the restatement occurred as a result of control deficiencies that constitute two material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management has concluded that as of December 31, 2005 and during prior periods (including the period covered by this report), our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, or Exchange Act, was recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 14, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following items have been amended as a result of the restatement:
•	Part I, Item 1, Financial Information;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Statement of Operations (Successor) /
Unaudited Condensed Combined Statement of Operations (Predecessor)
(In thousands of U.S. dollars)

	Three months	August 25,		Nine months	August 25,	January 1,
	ended	2004 to	July 1, 2004 to	ended	2004 to	2004 to
	September 30,	September 30,	August 24,	September 30,	September 30,	August 24,
	2005	2004	2004	2005	2004	2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
	(restated)	(restated)		(restated)	(restated)
Revenues	$198,267	$75,478	$141,517	$557,462	$75,478	$509,385

Operating expenses
Cost of revenues	163,668	63,870	121,390	462,162	63,870	423,368
Selling, general and administrative expense	12,086	8,092	7,877	37,462	8,092	30,317
Amortization of intangible assets	2,346	830	459	7,238	830	1,835
Restructuring costs	3,215	—	—	3,215	—	—

Total operating expenses	181,315	72,792	129,726	510,077	72,792	455,520

Income from operations	16,952	2,686	11,791	47,385	2,686	53,865

Interest expense	9,072	3,784	1,000	26,894	3,784	4,835

Income (loss) before income taxes	7,880	(1,098)	10,791	20,491	(1,098)	49,030

Income tax expense	3,685	478	1,404	6,592	478	15,822

Net income (loss)	4,195	$(1,576)	$9,387	$13,899	$(1,576)	$33,208

     The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheet (Successor)
(In thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(restated)
Assets
Current assets
Cash and cash equivalents	$6,485	$27,891
Accounts receivable (less allowance for doubtful accounts of $3,252 and $3,932 at September 30, 2005 and December 31, 2004, respectively)	117,105	110,492
Inventories	145,524	146,403
Prepaid expenses and other current assets	4,921	10,994
Income taxes receivable	6,570	4,563
Deferred income taxes	3,284	4,118

Total current assets	283,889	304,461

Deferred finance charges	18,859	21,215
Deferred income taxes	3,618	5,197
Property, plant and equipment, net	140,151	136,439
Intangible assets, net	227,771	237,280
Goodwill	242,570	242,570

Total assets	$916,858	$947,162

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$82,213	$102,423
Other accrued liabilities	20,960	28,498
Due to related party	3,940	2,808
Unearned revenue	8,499	12,519
Accrued warranty provision	5,193	6,907
Income taxes payable	6,728	8,980
Current portion of long-term debt	9,789	1,985

Total current liabilities	137,322	164,120

Deferred income taxes	83,252	84,630
Long-term debt	471,214	487,261

Total liabilities	691,788	736,011

Commitments and contingencies (note 8)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Retained earnings / (Accumulated deficit)	9,998	(3,901)
Accumulated other comprehensive income	72	52

Total stockholder’s equity	225,070	211,151

Total liabilities and stockholder’s equity	$916,858	$947,162

     The accompanying notes are an integral part of these statements.

Standard Aero Holdings, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows (Successor)/
Unaudited Condensed Combined Statements of Cash Flows (Predecessor)
(In thousands of U.S. dollars)

	Nine months
	ended	August 25, 2004	January 1, 2004
	September 30,	to September	to August 24,
	2005	30, 2004	2004

	(Successor)	(Successor)	(Predecessor)
	(restated)	(restated)
Cash provided from Operating activities
Net income (loss) for the period	$13,899	$(1,576)	$33,208
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	18,964	2,356	14,229
Amortization of deferred finance charges	2,356	221	363
Deferred income taxes	1,035	(3,401)	(5,281)
Loss on disposal of property, plant and equipment	48	—	—
Changes in assets and liabilities
Accounts receivable	(6,613)	(7,197)	(32,439)
Inventories	840	9,378	(30,414)
Prepaid expenses and other current assets	1,040	(2,827)	(1,670)
Accounts payable and other current liabilities	(33,443)	2,881	56,774
Income taxes payable and receivable	(4,259)	(3,597)	1,671

Net cash provided by (used in) operating activities	(6,133)	(3,762)	36,441

Investing activities
Acquisition of property, plant and equipment	(7,054)	(846)	(8,194)
Proceeds from disposals of property, plant, and equipment	51	—	112
Acquisition of rental assets	(13,040)	(225)	(9,786)
Proceeds from disposals of rental assets	6,828	983	6,393
Acquisition of intangibles – licenses	—	—	(123)
Acquisition of MRO Division of Dunlop Standard Aerospace group Limited, net of cash acquired	—	(664,011)	—

Net cash used in investing activities	(13,215)	(664,099)	(11,598)

Financing activities
Repayment of debt	(8,243)	(115)	(1,112)
Proceeds from issuance of debt	—	525,000	—
Issuance of common stock	—	215,000	—
Deferred financing charges	—	(23,714)	—
Change in due to and (from) related companies	6,185	—	(10,729)

Net cash provided by (used in) financing activities	(2,058)	716,171	(11,841)

Net (decrease) increase in cash and cash equivalents	(21,406)	48,310	13,002

Cash and cash equivalents — Beginning of period	27,891	—	22,698

Cash and cash equivalents — End of period	$6,485	$48,310	$35,700

     The accompanying notes are an integral part of these statements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations

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
Restatement

Standard Aero Holdings, Inc. (the “Company”) identified adjustments related to certain assets, liabilities, and expenses of the December 31, 2004 consolidated financial statements. Additionally, these adjustments impacted the three months ended March 31, 2005, June 30, 2005 and September 30, 2005 and the August 25, 2004 to September 30, 2004 unaudited quarterly financial results. The Company’s assessment of certain identified accounting errors resulted in the following adjustments:

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
The restatement with respect to the valuation of the Loss Contract resulted in:
•	changes to the Company’s opening consolidated balance sheet as of the date of the Acquisition to reflect (1) an increase of the recorded liability related to the Loss Contract of $3.3 million representing the present value of the Loss Contract as of the date of the Acquisition (the “Loss Contract Liability”) partially offset by an increase of $2.1 million in the carrying value of goodwill, net of $1.2 million of deferred taxes.
•	a reclassification of the Loss Contract Liability from accounts payable to other accrued liabilities in the amount of $3.9 million as of September 30, 2005.
•	changes to the Company’s consolidated balance sheet at the end of each of the restated periods to reflect (1) the re-measured present value of the Loss Contract Liability over the life of the Loss Contract; (2) reductions in the carrying amount of the Loss Contract Liability as costs were incurred in excess of the net realizable value of inventory. Accordingly, the restated period reflects a decrease in the carrying amount of the Loss Contract Liability of $5.5 million as of September 30, 2005.
•	changes to the Company’s cost of revenues for each of the restated periods reflecting the elimination of the actual losses recognized prior to the identification of the error and charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract Liability. Accordingly, the restated periods reflect: (1) reduction in cost of revenues in the amount of $2.0 million, $3.1 million, and $0.8 million for the three and nine months ended September 30, 2005 and August 25, 2004 to September 30, 2004 and appropriate tax effects, respectively and (2) increase in interest expense in the amount of $0.1 million, $0.5 million and $0.1 million for the three and nine months ended September 30, 2005 and August 25, 2004 to September 30, 2004 and appropriate tax effects, respectively.

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

The restatement with respect to the calculation of the embodiment receivable resulted in:
•	changes to the Company’s consolidated balance sheets to reflect the elimination of approximately $1.5 million in overstated accounts receivable as of September 30, 2005;

Other adjustments. The Company also recorded an adjustment previously identified during 2004 that resulted due to additional depreciation being erroneously recorded. The adjustment increased fixed assets by $0.3 million as of September 30, 2005.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth the effects of the Company’s restatement
Statement of Operations

	Three months ended September 30 , 2005		Nine months ended September 30 , 2005		August 25, 2004 to September 30, 2004
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cost of revenues	$165,735	$163,668	$465,304	$462,162	$64,645	$63,870
Selling, general and administrative expense	12,032	12,086	37,427	37,462	8,092	8,092
Total operating expenses	183,328	181,315	513,184	510,077	73,567	72,792
Income from operations	14,939	16,952	44,278	47,385	1,911	2,686
Interest expense	8,938	9,072	26,413	26,894	3,700	3,784
Income (loss) before income taxes	6,001	7,880	17,865	20,491	(1,789)	(1,098)
Income tax expense (benefit)	3,059	3,685	5,646	6,592	229	478
Net income	$2,942	$4,195	$12,219	$13,899	$(2,018)	$(1,576)
Balance Sheet

	As at September 30, 2005
	As
	Previously	As
	Reported	Restated
ASSETS
Accounts receivable	$118,605	$117,105
Inventories	146,035	145,524
Income taxes receivable	7,587	6,570
Total current assets	286,917	283,889
Deferred income taxes — long-term	3,162	3,618
Property, plant and equipment, net	139,852	140,151
Goodwill	240,490	242,570
Total assets	$917,051	$916,858

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$86,166	$82,213
Other accrued liabilities	19,220	20,960
Income taxes payable	7,277	6,728
Total current liabilities	140,084	137,322
Deferred income taxes — long-term	83,144	83,252
Total liabilities	694,442	691,788
Retained Earnings	7,537	9,998
Total stockholder’s equity	222,609	225,070
Total liabilities and stockholder’s equity	$917,051	$916,858
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

January 1, 2005
to September 30,
(in thousands of U.S. dollars)	2005
Net income, as restated	$13,899
Deduct: Stock-based compensation expense calculated in accordance with SFAS No. 123	(380)

Pro forma net income	$13,519

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e)	New accounting standards

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
3	Inventories

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
	(restated)
	(in thousands of U.S. dollars)
Raw materials	$70,812	$74,897
Work in process	74,712	71,506

	$145,524	$146,403

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4	Intangible assets

Intangible assets are comprised of:

(in thousands of U.S. dollars)

	Gross carrying	Accumulated
At September 30, 2005 (Successor)	amount	Amortization	Net Balance

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$8,789	$89,211
OEM authorizations and licenses	38,350	3,278	35,072
Technology and other	7,900	1,712	6,188

	144,250	13,779	130,471

Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$13,779	$227,771

	Gross carrying	Accumulated
At December 31, 2004 (Successor)	amount	amortization	Net Balance
Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$2,735	$95,265
OEM authorizations and licenses	38,350	1,008	37,342
Technology and other	7,900	527	7,373

	144,250	4,270	139,980

Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	97,300

Total intangible assets	$241,550	$4,270	$237,280

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
The Company has elected to apply the provisions of APB No. 25. For the period from August 25, 2004 to December 31, 2004, no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2004 was $3.9 million and the weighted average fair value per share was 19 dollars per share. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $0.4 million in the nine month period ending September 30, 2005.

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

Changes in the carrying amount of accrued warranty costs are summarized as follows:

(In thousands)
Balance at December 31, 2004 (Successor)	$(6,907)
Warranty costs incurred	1,811
Warranty accrued	(97)

Balance at September 30, 2005 (Successor)	$(5,193)

12	Subsequent Event

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

	Three months	August 25,		Nine months	August 25,	January 1,
	ended	2004 to	July 1, 2004 to	ended	2004 to	2004 to
	September 30,	September 30,	August 24,	September 30,	September 30,	August 24,
	2005	2004	2004	2005	2004	2004
(In thousands of U.S. dollars)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
	(restated)	(restated)		(restated)	(restated)
Net Income	$4,195	$(1,576)	$9,387	$13,899	$(1,576)	$33,208
Other comprehensive income:
Change in unrealized derivative gains	34	—	—	20	—	—

Total comprehensive income	$4,229	$(1,576)	$9,387	$13,919	$(1,576)	$33,208

14	Segment information

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

For the three months ended September 30, 2005 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

	(restated)		(restated)	(restated)
Revenues	$195,896	$2,371	$—	$198,267

Income (loss) before income taxes	23,298	(697)	(14,721)	7,880

For the period August 25, 2004 to September 30, 2004 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

	(restated)		(restated)	(restated)
Revenues	$75,287	$191	$—	$75,478

Income (loss) before income taxes	11,839	(543)	(12,394)	(1,098)

For the period July 1, 2004 to August 24, 2004 (Predecessor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

Revenues	$140,579	$938	$—	$141,517

Income (loss) before income taxes	15,718	(1,534)	(3,393)	10,791

For the nine months ended September 30, 2005 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

	(restated)		(restated)	(restated)
Revenues	$554,457	$3,005	$—	$557,462

Income (loss) before income taxes	61,811	(3,379)	(37,941)	20,491

For the period August 25, 2004 to September 30, 2004 (Successor)

	Aviation
	maintenance
	repair and	Redesign
	overhaul	Services	Unallocated	Total

	(restated)		(restated)	(restated)
Revenues	$75,287	$191	$—	$75,478

Income (loss) before income taxes	11,839	(543)	(12,394)	(1,098)

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
Condensed Combining Statements of Operations (Successor)
For the three months ended September 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$176,693	$22,633	$(1,059)	$198,267

Operating Expenses
Cost of revenues	—	144,345	20,382	(1,059)	163,668
Selling, general and administrative expense	1,958	8,988	1,140	—	12,086
Amortization of intangible assets	—	2,346	—	—	2,346
Restructuring costs		2,014	1,201		3,215

Total operating expenses	1,958	157,693	22,723	(1,059)	181,315

Income (loss) from operations	(1,958)	19,000	(90)	—	16,952
Interest expense	8,769	221	82	—	9,072

Income (loss) before income taxes	(10,727)	18,779	(172)	—	7,880
Income tax expense (benefit)	(3,758)	7,414	29	—	3,685

Income (loss) before equity earnings in Subsidiaries.	(6,969)	11,365	(201)	—	4,195
Equity in Earnings of subsidiaries	11,164	(249)	—	(10,915)	—

Net income (loss)	$4,195	$11,116	$(201)	$(10,915)	$4,195

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties line item of the Company’s balance sheet.

Condensed Combining Statements of Operations (Successor)
For the period August 25 to September 30, 2004
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$67,591	$8,907	$(1,020)	$75,478

Operating Expenses
Cost of revenues	—	56,505	8,385	(1,020)	63,870
Selling, general and administrative expense	2,289	4,393	1,410	—	8,092
Amortization of intangible assets	—	830	—	—	830

Total operating expenses	2,289	61,728	9,795	(1,020)	72,792

Income (loss) from operations	(2,289)	5,863	(888)	—	2,686
Interest expense	3,673	104	7	—	3,784

Income (loss) before income taxes	(5,962)	5,759	(895)	—	(1,098)
Income tax expense (benefit)	(2,311)	3,125	(336)	—	478

Income (loss) before equity earnings in Subsidiaries.	(3,651)	2,634	(559)	—	(1,576)
Equity in Earnings of subsidiaries	2,075	(515)	—	(1,560)	—

Net income (loss)	$(1,576)	$2,119	$(559)	$(1,560)	$(1,576)

Condensed Combining Statement of Operations (Predecessor)
For the period July 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$131,248	$12,394	$(2,125)	$141,517

Operating Expenses
Cost of revenues	112,680	10,835	(2,125)	121,390
Selling, general and administrative	3,600	4,277	—	7,877
Amortization of intangible assets	489	(30)	—	459

Total operating expenses	116,769	15,082	(2,125)	129,726

Income (loss) from operations	14,479	(2,688)	—	11,791
Interest expense	629	371	—	1,000

Income (loss) before income taxes	13,850	(3,059)	—	10,791
Income tax expense (benefit)	2,440	(1,036)	—	1,404

Net income (loss)	$11,410	$(2,023)	$—	$9,387

Condensed Combining Statements of Operations (Successor)
For the nine months ended September 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$487,925	$75,722	$(6,185)	$557,462

Operating Expenses
Cost of revenues	—	398,403	69,944	(6,185)	462,162
Selling, general and administrative expense.	3,944	28,475	5,043	—	37,462
Amortization of intangible assets	—	7,238	—	—	7,238
Restructuring costs		2,014	1,201		3,215

Total operating expenses	3,944	436,130	76,188	(6,185)	510,077

Income (loss) from operations	(3,944)	51,795	(466)	—	47,385
Interest expense	25,278	1,224	392	—	26,894

Income (loss) before income taxes	(29,222)	50,571	(858)	—	20,491
Income tax expense (benefit)	(10,228)	17,475	(655)	—	6,592

Income (loss) before equity earnings in Subsidiaries.	(18,994)	33,096	(203)	—	13,899
Equity in Earnings of subsidiaries	32,893	(431)	—	(32,462)	—

Net income (loss)	$13,899	$32,665	$(203)	$(32,462)	$13,899

Condensed Combining Statements of Operations (Successor)
For the period August 25 to September 30, 2004
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$67,591	$8,907	$(1,020)	$75,478

Operating Expenses
Cost of revenues	—	56,505	8,385	(1,020)	63,870
Selling, general and administrative expense	2,289	4,393	1,410	—	8,092
Amortization of intangible assets	—	830	—	—	830

Total operating expenses	2,289	61,728	9,795	(1,020)	72,792

Income (loss) from operations	(2,289)	5,863	(888)	—	2,686
Interest expense	3,673	104	7	—	3,784

Income (loss) before income taxes	(5,962)	5,759	(895)	—	(1,098)
Income tax expense (benefit)	(2,311)	3,125	(336)	—	478

Income (loss) before equity earnings in subsidiaries.	(3,651)	2,634	(559)	—	(1,576)
Equity in Earnings of subsidiaries	2,075	(515)	—	(1,560)	—

Net income (loss)	$(1,576)	$2,119	$(559)	$(1,560)	$(1,576)

Condensed Combining Statement of Operations (Predecessor)
For the period January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$470,367	$43,345	$(4,327)	$509,385

Operating Expenses.
Cost of revenues	387,964	39,731	(4,327)	423,368
Selling, general and administrative	22,665	7,652	—	30,317
Amortization of intangible assets	1,575	260	—	1,835

Total operating expenses	412,204	47,643	(4,327)	455,520

Income (loss) from operations	58,163	(4,298)	—	53,865
Interest expense	4,367	468	—	4,835

Income (loss) before income taxes	53,796	(4,766)	—	49,030
Income tax expense (benefit)	17,395	(1,573)	—	15,822

Net income (loss)	$36,401	$(3,193)	$—	$33,208

Condensed Consolidating Balance Sheet (Successor)
September 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$701	$4,708	$1,076	$—	$6,485
Accounts Receivable	—	98,686	18,419	—	117,105
Due from related party	9,040	88,958	1,673	(99,671)	—
Inventories	—	114,932	30,592	—	145,524
Prepaid expenses and other current assets	170	3,947	804	—	4,921
Income taxes receivable	—	2,333	4,237	—	6,570
Deferred income taxes	—	2,255	1,029	—	3,284

Total current assets	9,911	315,819	57,830	(99,671)	283,889

Deferred finance charges	10,081	8,778	—	—	18,859
Deferred income taxes	—	3,618	—	—	3,618
Property, plant and equipment, net	—	120,074	20,077	—	140,151
Intangible assets, net	—	223,361	4,410	—	227,771
Due from related party	—	5,379	—	(5,379)	—
Goodwill	—	242,570	—	—	242,570
Investments in subsidiaries	752,820	37,161	—	(789,981)	—

Total assets	$772,812	$956,760	$82,317	$(895,031)	$916,858

Liabilities and stockholder’s equity
Current liabilities
Accounts payable	$56	$73,991	$8,166	$—	$82,213
Other accrued liabilities	5,841	12,872	2,247	—	20,960
Unearned revenue	—	7,888	611	—	8,499
Accrued warranty provision	—	3,209	1,984	—	5,193
Income taxes payable	—	6,674	54	—	6,728
Due to related party	63,845	24,206	15,560	(99,671)	3,940
Current portion of long-term debt	8,000	1,382	407	—	9,789

Total current liabilities	77,742	130,222	29,029	(99,671)	137,322

Deferred income taxes	—	78,161	5,091	—	83,252
Due to related party	—	—	5,379	(5,379)	—
Long-term debt	470,000	1,214	—	—	471,214

Total liabilities	547,742	209,597	39,499	(105,050)	691,788

Stockholder’s equity
Common Stock	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings/(Accumulated deficit)	9,998	37,507	(4,794)	(32,713)	9,998
Accumulated other comprehensive Income	72	—	—	—	72

Total stockholder’s equity	225,070	747,163	42,818	(789,981)	225,070

Total liabilities and stockholder’s equity	$772,812	$956,760	$82,317	$(895,031)	$916,858

Condensed Combining Balance Sheet (Successor)
December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$4,116	$18,521	$5,254	$—	$27,891
Accounts Receivable	4,678	93,680	12,134	—	110,492
Due from related party	13,352	52,090	3,910	(69,352)	—
Inventories	—	115,918	30,485	—	146,403
Prepaid expenses and other current assets	469	9,485	1,040	—	10,994
Income taxes receivable	4,729	—	4,563	(4,729)	4,563
Deferred income taxes	—	2,670	1,448	—	4,118

Total current assets	27,344	292,364	58,834	(74,081)	304,461

Deferred finance charges	11,304	9,911	—	—	21,215
Deferred income taxes	—	5,197	—	—	5,197
Property, plant and equipment, net	—	116,929	19,510	—	136,439
Intangible assets, net	—	232,461	4,819	—	237,280
Due from related party	—	5,117	—	(5,117)	—
Goodwill	—	242,570	—	—	242,570
Investments in subsidiaries	719,927	37,592	—	(757,519)	—

Total assets	$758,575	$942,141	$83,163	$(836,717)	$947,162

Liabilities and divisional equity
Current liabilities
Accounts payable	$5,058	$88,693	$8,672	$—	$102,423
Other accrued liabilities	7,349	17,461	3,688	—	28,498
Due to related party	50,017	12,291	9,852	(69,352)	2,808
Unearned revenue	—	9,126	3,393	—	12,519
Accrued warranty provision	—	3,784	3,123	—	6,907
Income taxes payable	—	13,498	211	(4,729)	8,980
Current portion of long-term debt	—	1,304	681	—	1,985

Total current liabilities	62,424	146,157	29,620	(74,081)	164,120

Deferred income taxes	—	79,225	5,405	—	84,630
Due to related party	—	—	5,117	(5,117)	—
Long-term debt	485,000	2,261	—	—	487,261

Total liabilities	547,424	227,643	40,142	(79,198)	736,011

Stockholder’s equity
Common Stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings/(Accumulated deficit)	(3,901)	4,842	(4,591)	(251)	(3,901)
Accumulated other comprehensive income	52	—	—		52

Total stockholder’s equity	211,151	714,498	43,021	(757,514)	211,151

Total liabilities and stockholder’s equity	$758,575	$942,141	$83,163	$(836,717)	$947,162

Condensed Consolidating Statement of Cash Flows (Successor)
For the nine months ended September 30, 2005
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$13,899	$32,665	$(203)	$(32,462)	$13,899
Adjustments to reconcile net income to net Cash provided by operating activities
Depreciation and amortization	—	16,822	2,142	—	18,964
Amortization of deferred finance charges	1,223	1,133	—	—	2,356
Deferred income taxes	—	930	105	—	1,035
Loss on disposal of property, plant and equipment	—	48	—	—	48
Equity in earnings of subsidiaries	(32,893)	431	—	32,462	—
Changes in assets and liabilities
Accounts receivable	—	(328)	(6,285)	—	(6,613)
Inventories	—	947	(107)	—	840
Prepaid expenses and other current assets	(56)	860	236	—	1,040
Accounts payable and other accrued Liabilities	(6,510)	(21,065)	(5,868)	—	(33,443)
Income taxes payable and receivable	4,729	(9,157)	169	—	(4,259)

Net cash provided by (used in) operating activities	(19,608)	23,286	(9,811)	—	(6,133)

Investing activities
Acquisitions of property, plant and equipment	—	(6,373)	(681)	—	(7,054)
Proceeds on disposal of property, plant and Equipment	—	51	—	—	51
Acquisition of rental assets	—	(10,114)	(2,926)	—	(13,040)
Proceeds on disposal of rental assets	—	5,528	1,300	—	6,828
Acquisition of intangibles – licenses	—	—	—	—	—

Net cash used in investing activities	—	(10,908)	(2,307)	—	(13,215)

Financing activities
Repayment of debt	(7,000)	(969)	(274)	—	(8,243)
Change in due to and (from) related companies	23,193	(25,222)	8,214	—	6,185

Net cash provided by (used in) financing Activities	16,193	(26,191)	7,940	—	(2,058)

Net (decrease) increase in cash and cash Equivalents	(3,415)	(13,813)	(4,178)	—	(21,406)
Cash and cash equivalents – Beginning of Period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents – End of period	$701	$4,708	$1,076	$—	$6,485

Condensed Consolidating Statement of Cash Flows (Successor)
For the period from August 25, 2004 to September 30, 2004
(restated)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$(1,576)	$2,119	$(559)	$(1,560)	$(1,576)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	2,089	267	—	2,356
Amortization of deferred finance charges	1,057	(836)	—	—	221
Deferred income taxes	—	(3,266)	(135)	—	(3,401)
Equity in earnings of subsidiaries	(2,075)	515	—	(1,560)	—
Changes in assets and liabilities
Accounts receivable	(4,678)	(2,940)	421	—	(7,197)
Inventories	—	5,240	4,138	—	9,378
Prepaid expenses and other current assets	—	(2,878)	51	—	(2,827)
Accounts payable and other accrued Liabilities	8,220	358	(5,697)	—	2,881
Income taxes payable and receivable	(2,311)	(1,198)	(88)	—	(3,597)

Net cash used in operating activities	(1,363)	(797)	(1,602)		(3,762)

Investing activities
Acquisitions of property, plant and equipment	—	(785)	(61)	—	(846)
Proceeds on disposal of property, plant and equipment	—	—	—	—	—
Acquisitions of rental assets	—	(122)	(103)	—	(225)
Proceeds on disposal of rental assets	—	977	6	—	983
Acquisition of intangibles – licenses	—	—	—	—	—
Acquisition of MRO Division of Standard Aerospace Group Limited	(699,711)	26,899	8,801	—	(664,011)

Net cash provided by (used in) investing activities	(699,711)	26,969	8,643	—	(664,099)

Financing activities
Repayment of debt	—	(103)	(12)	—	(115)
Proceeds from issuance of debt	525,000	—	—	—	525,000
Issuance of common stock	215,000	—	—	—	215,000
Deferred financing charges	(23,714)	—	—	—	(23,714)
Change in due to and (from) related companies	—	(1,668)	1,668	—	—

Net cash (used in) provided by financing Activities	716,286	(1,771)	1,656	—	716,171

Net (decrease) increase in cash and cash Equivalents	15,212	24,401	8,697	—	48,310
Cash and cash equivalents – Beginning of Period	—	—	—	—	—

Cash and cash equivalents – End of period	$15,212	$24,401	$8,697	$—	$48,310

Condensed Consolidating Statement of Cash Flows (Predecessor)
For the period from January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
Cash provided by (used in) Operating activities
Net income (loss) for the period	$36,401	$(3,193)	$—	$33,208
Adjustments to reconcile net income provided to net cash provided by operating activities
Depreciation and amortization	11,750	2,479	—	14,229
Amortization of deferred finance charges	363	—	—	363
Deferred income taxes	(5,889)	608	—	(5,281)
Changes in assets and liabilities
Accounts receivable	(34,422)	1,983	—	(32,439)
Inventories	(21,545)	(8,869)	—	(30,414)
Prepaid expenses and other current assets	(1,031)	(639)	—	(1,670)
Accounts payable and other accrued liabilities	47,796	8,978	—	56,774
Income taxes payable and receivable	4,680	(3,009)	—	1,671

Net cash provided by (used in) operating activities	38,103	(1,662)	—	36,441

Investing activities
Acquisition of property, plant and equipment	(8,025)	(169)	—	(8,194)
Proceeds on disposals of property, plant and equipment	112	—	—	112
Acquisition of rental assets	(8,889)	(897)	—	(9,786)
Proceeds on disposal of rental assets	5,822	571	—	6,393
Acquisitions of intangibles – licenses	—	(123)	—	(123)

Net cash used in investing activities	(10,980)	(618)	—	(11,598)

Financing activities

Repayment of debt	(793)	(319)	—	(1,112)
Change in due to and (from) related companies	(14,619)	3,890	—	(10,729)

Net cash (used in) provided by financing activities	(15,412)	3,571	—	(11,841)

Net increase in cash and cash equivalents	11,711	1,291	—	13,002
Cash and cash equivalents – beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents – end of period	$26,899	$8,801	$—	$35,700

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

Restatement
Our audit committee, at the recommendation of management, determined that a restatement of our consolidated financial statements and other financial information as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and for the period from August 25, 2004 through December 31, 2004, and the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 and August 25, 2004 to September 30, 2004 is required. See “Explanatory Note,” the Notes to Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2005 for a full description of the restatement. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect this restatement.
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
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months
	ended	ended	August 25, 2004
	September 30,	September 30,	to September	July 1, 2004 to
(In thousands of dollars)	2005	2004	30, 2004	August 24, 2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
	(restated)	(restated)	(restated)
Revenues	$198,267	$216,995	$75,478	$141,517
Cost of revenues	163,668	185,260	63,870	121,390

Gross profit	34,559	31,735	11,608	20,127
Selling, general and administrative expense	12,086	15,969	8,092	7,877
Amortization of intangible assets	2,346	1,289	830	459
Restructuring costs	3,215	—	—	—

Income from operations	16,952	14,477	2,686	11,791
Interest expense	9,072	4,784	3,784	1,000

Income (loss) before income taxes	7,880	9,693	(1,098)	10,791
Income tax expense	3,685	1,882	478	1,404

Net income (loss)	$4,195	$7,811	$(1,576)	$9,387

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
Gross profit. Gross profit was $34.6 million, or 17% of total revenues, for the three months ended September 30, 2005 and was $31.7 million, or 15% of total revenues, for the three months ended September 30, 2004. Gross profit during the 2005 period was higher than in the 2004 period principally because gross profit during the 2004 period was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition. Excluding the acquisition adjustment, gross profit for the three months ended September 30, 2004 was $37.1 million ($2.6 million higher than in the 2005 period), or 17% of revenues (0.3% lower than in the 2005 period). Gross profit in the 2005 period was impacted by the reduced demand for our services and a reduction in our labor and overhead efficiencies.

Selling, general and administration expense. SG&A expense was $12.1 million, or 6% of total revenues, for the three months ended September 30, 2005 and was $16.0 million, or 7% of total revenues, for the three months ended September 30, 2004. SG&A expense for the 2005 period was lower than in the 2004 period principally because the 2004 period included $4.6 million in additional expenses associated with the Acquisition. Excluding these acquisition expenses, SG&A expense for the 2004 period was $11.4 million ($0.7 million lower than in the 2005 period), or 5% of total revenues (0.8% lower than in the 2005 period). SG&A expense during the 2005 period reflects increased professional fees, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act compliance and statutory reporting requirements.
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
Income from operations. Income from operations was $17.0 million, or 9% of total revenues, for the three months ended September 30, 2005 and was $14.5 million, or 7% of total revenues, for the three months ended September 30, 2004. Income from operations during the 2005 period was higher than in the 2004 period principally because income from operations for the 2004 period included $5.4 million of expenses as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition and $4.6 million in expenses associated with the Acquisition. Income from operations in the 2005 period was also affected by decreases in gross profit associated with decreased revenues, a reduction in our labor and overhead efficiencies as a result of the lower demand for our services as well an increase in amortization expense, professional fees and severance costs.
Interest expense. Interest expense was $9.1 million for the three months ended September 30, 2005 and was $4.8 million for the three months ended September 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004 comprised of the post-acquisition period August 25, 2004 to September 30, 2004 combined with the predecessor period January 1, 2004 to August 24, 2004
The following table sets forth certain financial data for the periods indicated:

	Nine months	Nine months
	ended	ended	August 25, 2004	January 1, 2004
	September 30,	September 30,	to September	to August 24,
(In thousands of dollars)	2005	2004	30, 2004	2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
	(restated)	(restated)	(restated)
Revenues	$557,462	$584,863	$75,478	$509,385
Cost of revenues Cost of revenues	462,162	487,238	63,870	423,368

Gross profit	95,300	97,625	11,608	86,017
Selling, general and administrative expense	37,462	38,409	8,092	30,317
Amortization of intangible assets	7,238	2,665	830	1,835
Restructuring costs	3,215	—	—	—

Income from operations	47,385	56,551	2,686	53,865

Interest expense	26,894	8,619	3,784	4,835

Income (loss) before income taxes	20,491	47,932	(1,098)	49,030
Income tax expense	6,592	16,300	478	15,822

Net income (loss)	$13,899	$31,632	$(1,576)	$33,208

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
Gross profit. Gross profit was $95.3 million, or 17% of total revenues, for the nine months ended September 30, 2005 and was $97.6 million, or 17% of total revenues, for the nine months ended September 30, 2004. Gross profit for the nine months ended September 30, 2004 was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition. The decrease in 2005 gross profit resulted primarily from the lower revenues described above and increased costs associated with our Redesign Services operating segment incurred in connection with preparing our successful bid for the Battelle Tinker Air Force Base project. In addition, our gross profit margin during the 2005 period was impacted by the reduced demand for our services and a reduction in our labor and overhead efficiencies.

Selling, general and administration expense. SG&A expense was $37.5 million, or 7% of total revenues, for the nine months ended September 30, 2005 and was $38.4 million, or 7% of total revenues, for the nine months ended September 30, 2004. SG&A expense for the 2005 period was lower than in the 2004 period principally because SG&A expense for the 2004 period included $4.6 million in expenses associated with the Acquisition. Excluding these acquisition expenses SG&A expense for the 2004 period was $33.8 million ($3.7 million lower than in the 2005 period), or 6% of total revenues (1% lower than in the 2005 period). SG&A expense for the 2005 period reflects increased professional fees associated with our financing activities, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act and statutory reporting requirements.
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
Income from operations. Income from operations was $47.4 million, or 9% of total revenues, for the nine months ended September 30, 2005 and was $56.6 million, or 10% of total revenues, for the nine months ended September 30, 2004. Income from operations in the 2004 period was reduced by $5.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition and $4.6 million in expenses associated with the Acquisition. The decrease in income from operations during the 2005 period resulted from declines in gross profit associated with the decreased revenues during the period, a reduction in our labor and overhead efficiency as a result of lower demand for our services as well an increase in amortization expense, professional fees and severance costs.
Interest expense. Interest expense was $26.9 million for the nine months ended September 30, 2005 and was $8.6 million for the nine months ended September 30, 2004. The increase reflects the incurrence of increased total indebtedness in connection with the Acquisition.

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
Covenant compliance
Our senior credit facilities contain various restrictive operating and financial covenants, including covenants that are based on Adjusted EBITDA, as defined in our senior credit facilities. These covenants include a consolidated leverage ratio covenant that measures the ratio of our outstanding debt net of cash to our Adjusted EBITDA. This consolidated leverage ratio covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 6.25 to 1 at September 30, 2005. Our actual consolidated leverage ratio at September 30, 2005 was 4.65 to 1.
These covenants also include a minimum consolidated net interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to interest expense ratio of at least 2.00 to 1 at September 30, 2005. Our actual interest coverage ratio was 3.14 to 1 at September 30, 2005.
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
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

	January 1 –	October 1 –	Last 12 Months
	September 30, 2005	December 31, 2004	September 30, 2005

(In millions)	(Successor) (restated)	(Successor)	(Successor) (restated)
Net income (loss)	$13.9	$(2.3)	$11.6
Add:
Depreciation and amortization	19.0	6.2	25.2
Interest expense, net	26.9	10.2	37.1
Provision for income taxes	6.6	(0.4)	6.2
Effect of write-up of inventory and work in progress (1)	—	16.1	16.1
Non-recurring expenses (2)	4.3	0.1	4.4
Management fee	1.1	0.4	1.5

Adjusted EBITDA	$71.8	$30.3	$102.1

(1)	As a result of the Acquisition and the requirements of purchase accounting, our assets and liabilities, including the amounts recorded for inventory and work in process, were adjusted to their fair market values as of the closing date.

(2)	We incurred $3.4 million in employee exit costs during the period ended September 30, 2005. We have also incurred $0.8 million in costs associated with the exchange offer of our senior subordinated notes and $0.1 million of other non-recurring costs.
Cash flows

The following table sets forth our combined cash flows for the periods indicated:

	Nine months ended	Nine months ended	August 25, 2004 to	January 1, 2004 to
(In thousands of dollars)	September 30, 2005	September 30, 2004	September 30, 2004	August 24, 2004

	(Successor)	(Combined)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$(6,133)	$32,679	$(3,762)	$36,441
Net cash used in investing activities	(13,215)	(675,697)	(664,099)	(11,598)
Net cash provided from (used in) financing activities	(2,058)	704,330	716,171	(11,841)

Net increase (decrease) in cash and cash equivalents	$(21,406)	$61,312	$48,310	$13,002

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
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the nine months ended September 30, 2005 was $13.2 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool. Net cash used in investing activities for the nine month period ended September 30, 2004 was $675.7 million, which included $699.7 million for the Acquisition less $35.7 million of cash acquired and $11.6 million for capital expenditures which related to our CF34 program and net changes in our rental engine pool.
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
     In the course of their review of our consolidated financial statements for the three and six months ended June 30, 2005, our independent registered Public accounting firm identified a control deficiency in our internal control over financial reporting that, in the judgment of our independent registered public accounting firm and our management, constituted a material weakness as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Our independent auditors and our management concluded at that time that our inadequate controls and procedures with respect to our determination and review of our quarterly and annual tax provisions in accordance with accounting principles generally accepted in the United States (GAAP) constituted a material weakness. This material weakness resulted in errors in our financial statements that required us to restate our consolidated financial statements for the 2004 Post-Acquisition Period and for the first quarter of 2005 and to record audit adjustments in the second quarter of 2004 to correct the income tax provision and related balance sheet accounts.
In addition, our audit committee, at the recommendation of management, determined that a restatement of our consolidated financial statements and other financial information as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 and for the period from August 25, 2004 through December 31, 2004, the third quarter of 2004 and the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 and August 25, 2004 to September 30, 2004 is required. See “Explanatory Note,” the Notes to Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2005 for a full description of the restatement.
     Our management believes that the restatements corrected the errors caused by the material weaknesses and that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. However, we cannot be certain that other material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain controls and procedures designed to prevent additional material weaknesses could cause us to fail to meet our periodic reporting obligations or result in additional errors and material misstatements not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, to be filed in early 2008. Such a failure could also cause investors to lose confidence in our reported financial information.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.
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
At the time of the original filing of this Quarterly Report on Form 10-Q (the “original third quarter 10-Q”), our management determined that our disclosure controls and procedures were effective as of September 30, 2005. In the original third quarter 10-Q, we disclosed that material weaknesses could be identified in the future and that our failure to implement and maintain effective controls could result in material misstatements of our financial statements.
In light of the restatement and the material weaknesses that were identified after the filing of the original third quarter 10-Q that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 and herein under the caption “Explanatory Note,” and the conclusions of our management regarding the ineffectiveness of our disclosure controls and procedures as of December 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, reevaluated the disclosures relating to our disclosure controls and procedures contained in the original third quarter 10-Q. Based upon that reevaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2005, due to the material weaknesses related to the valuation and presentation of its loss contract accrued liability and the valuation of discounts recorded within its accounts receivable account, more fully described in our 2005 Annual Report on Form 10-K which also existed as of September 30, 2005.
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
In order to remediate that material weakness, we implemented changes in our internal control over financial reporting during the quarter ended September 30, 2005. Specifically, on August 15, 2005 we retained a former senior manager for U.S. and cross-border tax form a Big Four accounting firm as our Director of Tax Accounting. We also implemented tax accounting policies and review procedures to ensure that our accounting personnel consult with our new Director of Tax Accounting and, if appropriate, outside consultants in connection with the calculation of non-routine tax items and the determination of gains or losses related thereto.
Our management believes that the retention of our new Director of Tax Accounting and implementation of tax accounting policies and procedures have enhanced our internal control over financial reporting relating to the determination and review of our tax provisions. Our management concluded that, as a result of the measures described above, the material weakness relating to our determination and review of our quarterly and annual tax provisions was remediated at September 30, 2005.

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