Form 10-Q
period 2006-03-31
Standard Aero Holdings Inc.
filed 2006-05-12
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-124394
STANDARD AERO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	98-0432892 (I.R.S. Employer Identification Number)
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
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of April 30, 2006.

INDEX

		Page
		No.
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005.	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	2

	Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2006 and March 31, 2005	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005	4

	Unaudited Notes to Condensed Consolidated Financial Statements	5 – 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4.	Controls and Procedures.	34 – 35

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 6.	Exhibits.	38

SIGNATURES

Explanatory Note
Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 includes restated information previously included within our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2005, as shown in our Registration Statement on Form S-4, Post-Effective Amendment No. 1, dated August 18, 2005. The restated information corrects the accounting for a loss contract at the time of our acquisition of the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited on August 24, 2004, and subsequent losses under that contract. As more fully described in the Notes to Condensed Consolidated Financial Statements, the restatement with respect to the valuation of the loss contract resulted in (i) a $0.4 million reduction in cost of revenues for the three months ended March 31, 2005, (ii) a $0.2 million increase in interest expense for the three months ended March 31, 2005 and (iii) an increase in income tax expense in the amount of $0.2 million for the three months ended March 31, 2005. None of the restatement items discussed above impacted total cash flows from operating, investing, or financing activities.
This Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission, including any amendments to those filings, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
		(restated)

Revenues	$185,798	$187,414

Operating expenses
Cost of revenues	154,974	153,788
Selling, general and administrative expense	13,553	12,653
Amortization of intangible assets	2,146	2,446

Total operating expenses	170,673	168,887

Income from operations	15,125	18,527

Interest expense	9,473	9,101

Income before income taxes	5,652	9,426

Income tax expense	1,878	2,868

Net income	$3,774	$6,558

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$273	$24,056
Accounts receivable (less allowance for doubtful accounts of $3,049 and $2,987 at March 31, 2006 and December 31, 2005, respectively)	108,748	120,456
Inventories	152,964	134,011
Prepaid expenses and other current assets	7,670	7,668
Income taxes receivable	4,118	3,811
Deferred income taxes	2,605	2,407

Total current assets	276,378	292,409

Deferred finance charges	17,359	18,272
Deferred income taxes	7,836	7,920
Property, plant and equipment, net	137,553	136,968
Intangible assets, net	192,266	195,168
Goodwill	192,301	192,301

Total assets	$823,693	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$80,392	$75,301
Other accrued liabilities	22,156	29,197
Due to related party	3,940	3,940
Unearned revenue	15,835	14,196
Accrued warranty provision	3,938	3,986
Income taxes payable	7,443	9,323
Current portion of long-term debt	2,198	2,574

Total current liabilities	135,902	138,517

Deferred income taxes	71,893	72,542
Long-term debt	450,016	470,000

Total liabilities	657,811	681,059

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Accumulated deficit	(49,308)	(53,082)
Accumulated other comprehensive income	190	61

Total stockholder’s equity	165,882	161,979

Total liabilities and stockholder’s equity	$823,693	$843,038

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
Three months Ended March 31, 2005

			Retained	Accumulated
			Earnings /	other	Total
	Common		(Accumulated	comprehensive	stockholder’s
	stock	Paid in capital	deficit)	income	equity

Balance as of December 31, 2004	$—	$215,000	$(3,901)	$52	$211,151

Comprehensive income
Net income (restated)	—	—	6,558	—	6,558
Other comprehensive income Unrealized gain on cash flow hedge	—	—	—	79	79

Total comprehensive income (restated)	—	—	6,558	79	6,637

Balance as of March 31, 2005 (restated)	$—	$215,000	$2,657	$131	$217,788

Three months Ended March 31, 2006

				Accumulated
				Other	Total
	Common		Accumulated	comprehensive	stockholder’s
	stock	Paid in capital	Deficit	income	equity

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

Comprehensive income
Net income	—	—	3,774	—	3,774
Other comprehensive income Unrealized gain on cash flow hedge	—	—	—	129	129

Total comprehensive income	—	—	3,774	129	3,903

Balance as of March 31, 2006	$—	$215,000	$(49,308)	$190	$165,882

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2006	2005
		(restated)
Operating activities
Net income for the period	$3,774	$6,558
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,844	6,758
Amortization of deferred finance charges	913	1,181
Deferred income taxes	(763)	(980)
Gain on disposal of property, plant and equipment	(2)	—
Foreign exchange loss	136	245
Changes in assets and liabilities
Accounts receivable, net	11,708	4,873
Inventories	(18,953)	(6,412)
Prepaid expenses and other current assets	127	623
Accounts payable and other current liabilities	(359)	(13,606)
Income taxes payable and receivable	(2,187)	1,044

Net cash provided by operating activities	238	284

Investing activities
Acquisitions of property, plant and equipment	(1,234)	(3,062)
Proceeds from disposals of property, plant, and equipment	4	—
Acquisition of rental assets	(5,191)	(3,796)
Proceeds from disposals of rental assets	2,896	3,779

Net cash used in investing activities	(3,525)	(3,079)

Financing activities
Repayment of debt	(20,360)	(15,392)
Change in due to related party	—	4,688

Net cash used in financing activities	(20,360)	(10,704)

Effect of exchange rate changes on cash and cash equivalents	(136)	(245)

Net decrease in cash and cash equivalents	(23,783)	(13,744)

Cash and cash equivalents — Beginning of period	24,056	27,891

Cash and cash equivalents — End of period	$273	$14,147

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1 Nature of operations
The Company
Standard Aero Holdings, Inc. was incorporated on June 20, 2004 in the State of Delaware. Standard Aero Holdings, Inc. and its subsidiaries (the “Company”) commenced operations on August 25, 2004. Standard Aero Holdings, Inc. accounts for the following entities:

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
Restatement
The Company identified adjustments related to certain assets, liabilities, and expenses of the December 31, 2004 consolidated financial statements. Additionally, certain of these adjustments impacted the three months ended March 31, 2005 unaudited quarterly financial results. The Company’s assessment of certain identified accounting errors resulted in the following adjustment:
Error in Recording Loss Contract
At the time of the acquisition of the maintenance, repair and overhaul, or MRO, business of Dunlop Standard Aerospace Group Limited on August 24, 2004, the Company undertook a valuation of its assets and liabilities. In connection with that process, the Company should have applied the principles of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with respect to a contract with a foreign military that, through the date of the acquisition, had generated losses (the “Loss Contract”). Under Paragraph 37 of SFAS 141, the Company should have recorded the Loss Contract as a liability on its consolidated balance sheet at its present value at the time of the acquisition based on losses projected to be incurred under the terms of the Loss Contract. The recorded value of the liability would then be subsequently re-measured at each reporting date. However, the Company erroneously recorded a liability only with respect to losses for engines received and for which the Company believed losses were reasonably estimable at the time of

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the acquisition. Subsequently, the Company recorded additional losses under the Loss Contract at the time additional engines were received and the Company believed additional losses became reasonably estimable, rather than against the present value liability associated with the Loss Contract that should have been established at acquisition in accordance with SFAS 141.
The restatement with respect to the valuation of the Loss Contract resulted in:
•	Changes to the Company’s cost of revenues for the restated period reflecting the elimination of the actual losses recognized prior to the identification of the error and charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract liability. Accordingly, the restated period reflects: (1) reduction in cost of revenues in the amount of $0.4 million for the three months ended March 31, 2005, (2) an increase in interest expense in the amount of $0.2 million for the three months ended March 31, 2005, and (3) an increase in income tax expense in the amount of $0.2 million for the three months ended March 31, 2005.
The following table sets forth the effects of the Company’s restatement:
INCOME STATEMENT
(In thousands)

	Three months ended March 31, 2005
	As previously
	Reported	As restated

Cost of revenues	$154,305	$153,903
Selling, general and administrative expense	12,544	12,538

Total operating expenses	169,295	168,887

Income from operations	18,119	18,527
Interest expense	8,928	9,101

Loss before income taxes	9,191	9,426
Income tax expense	2,713	2,866

Net income	$6,478	$6,558

None of the restatement items discussed above impacted total cash flows from operating, investing or financing activities.
Basis of presentation
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair statement of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2	Summary of significant accounting policies

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars.
a)	Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, using the prospective method. The prospective method requires compensation cost to be recognized for new awards and for awards modified or repurchased after the required effective date. Under the prospective method, the Company will continue to account for any portion of awards outstanding at the date of adoption using the provisions of APB No. 25 whereby no stock option compensation expense was recognized in the determination of net income in the accompanying Consolidated Statement of Operations. For the quarter ended March 31, 2006, there was no impact of adopting Statement FAS 123R as no new awards were granted or existing awards modified or repurchased.

For all new awards granted, if any, in the future, SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

b)	Comparative figures

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3	Inventories

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials	$68,000	$66,241
Work in process	84,964	67,770

	$152,964	$134,011

4	Intangible assets

Intangible assets are comprised of:
At March 31, 2006

	Gross carrying	Accumulated
	amount	Amortization	Net Balance
		(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$12,291	$85,709
OEM authorizations and licenses	38,350	4,791	33,559
Technology and other	7,900	2,502	5,398

	144,250	19,584	124,666
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$19,584	$192,266

At December 31, 2005

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Definite lived intangible assets:
Customer relationships	$98,000	$10,540	$87,460
OEM authorizations and licenses	38,350	4,035	34,315
Technology and other	7,900	2,107	5,793

	144,250	16,682	127,568
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$16,682	$195,168

The amortization expense for the period from January 1, 2006 to March 31, 2006 was $2.9 million. The amortization expense for the period January 1, 2005 to March 31, 2005 was $3.2 million.
Amortization of OEM authorizations and licenses is included within cost of revenues.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5	Long-term debt

Long-term debt is summarized as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Term loans	$250,000	$270,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	2,214	2,574

	452,214	472,574
Less: Current portion	(2,198)	(2,574)

Long-term debt	$450,016	$470,000

The Company had outstanding bank term loans of $250.0 million at March 31, 2006. The Company has provided as collateral for the loans substantially all of its assets. The term of the loans is eight years repayable by installments of $23.3 million in 2011 and $226.7 million in 2012. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $250.0 million are denominated and are repayable in US dollars, and bear interest at 7.00% at March 31, 2006 (6.81% at December 31, 2005). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at March 31, 2006. As of May 11, 2006, $12.5 million was outstanding under the revolving credit facility. The revolving borrowings under the credit facility are denominated and repayable in US dollars. The revolving credit facility bears interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The related commitment fee is between 0.375% and 0.5% of the undrawn credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement.
In addition, $200 million of senior subordinated unsecured notes were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the bond at pre-determined premiums.
Certain of these facilities contain covenants that restrict the Company’s ability to raise additional financings in the future and the Company’s ability to pay dividends. The financial covenants are based on long-term solvency ratios calculated from the Company’s consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.
The Company’s weighted average interest rate of borrowings under the credit agreement was 7.00% for the period January 1 to March 31, 2006.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6	Employee benefit plans

The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post retirement benefits or supplemental retirement plans.

Costs for the defined contribution pension plans for the three months ended March 31, 2006 and March 31, 2005 were $1.6 million and $1.7 million, respectively.

Costs for the defined benefit pension plans for the three months ended March 31, 2006 and March 31, 2005 were $0.1 million and $0.1 million, respectively.

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

Kelly Air Force Base subcontract

During the fourth quarter of 2005, Kelly Aviation Center LP (“KAC”) indicated it disagreed with the Company’s interpretation of the subcontract entered into with KAC and that it did not intend to make a decision whether to exercise the option to extend the subcontract for periods beyond February 2007. On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007.

The Company believes that, under the terms of the subcontract, KAC is obligated to extend the subcontract through at least 2009. The Company continues discussions with KAC and intends to protect its legal and contractual rights under the subcontract as well as the intellectual property it has made available to KAC under the subcontract.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The potential loss of or changes to the subcontract, as identified during the fourth quarter of 2005, could have material adverse effects on the Company’s revenues, income from operations, net income and cash flow from operations. Further, the potential loss of or changes to the subcontract could lead to material impairment losses on certain long-lived tangible and intangible assets, including property, plant and equipment and customer relationships and/or further material impairment losses on intangible assets, including trademarks and goodwill.

During the year ended December 31, 2005, the Company recorded impairment charges on intangible assets and goodwill, and reviewed for impairment certain other long-lived asset groups due to the potential loss of or changes to the subcontract. These impairment reviews were based on a series of probability-weighted cash flow forecasts. These projections were based on several different potential outcomes that were weighted based upon management’s best estimate of future cash flows using all evidence available about the situation that prevailed as of December 31, 2005. The Company’s estimates used during the year ended December 31, 2005 have not materially changed during the period ended March 31, 2006.

Events and changes in circumstances could result in material changes in projected cash flows and could lead to further impairment charges, and there can be no assurance that any discussions that the Company may engage in with KAC or the Company’s other efforts to protect its contractual rights and intellectual property will result in a satisfactory resolution of this dispute.

8	Stock based compensation

Certain employees of the Company are eligible to participate in the Company’s parent Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options have been approved for issuance under this Plan. As of March 31, 2006, SAAHI has 177,036 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the stock options:

	Three months ended March 31,
	2006	2005

Opening balance as of January 1	192,398	206,071
Granted	—	—
Exercised	—	—
Cancelled	15,362	—

Outstanding as of March 31	177,036	206,071

Weighted average remaining life as of March 31	4.7 years	5.7 years
Options exercisable as of March 31	37,710	17,952
Weighted average exercise prices	$100 per share	$100 per share
Aggregate intrinsic value	—	—
9	Related party transactions

At March 31, 2006, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc. (SAAHI), for cash advanced by SAAHI. The payable is non-interest bearing and has no repayment terms.

The Carlyle Group charges the Company a monthly management fee of $125,000.

10	Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at March 31, 2006 was approximately $3.8 million (2005 — $4.5 million).

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the carrying amount of accrued warranty costs for the three-month period ended March 31 are summarized as follows:

	2006	2005
	(In thousands)
Balance at December 31	$(3,986)	$(6,907)
Warranty costs incurred	642	862
Warranty accrued	(594)	(49)

Balance at March 31	$(3,938)	$(6,094)

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11	Segment information

The Company has two principal operating segments, which are Aviation Maintenance Repair and Overhaul (MRO) and Enterprise Services. The Aviation MRO segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Enterprise Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment.

Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses are not allocated to the segments.

There are no revenues between segments.

For the three months ended March 31, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$177,270	$8,528	$—	$185,798

Income (loss) before income taxes	19,143	(483)	(13,008)	5,652

For the three months ended March 31, 2005

	Aviation MRO	Enterprise Services	Unallocated	Total

	(restated)		(restated)	(restated)
	(In thousands)
Revenues	$187,011	$403	$—	$187,414

Income (loss) before income taxes	22,635	(1,248)	(11,961)	9,426

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12	Guarantor information

Separate financial statements of the Guarantor Subsidiaries are not presented because guarantees of the Notes are full and unconditional and joint and several. The Guarantor Subsidiaries guarantee the senior subordinated notes issued in connection with the acquisition of the maintenance, repair and overhaul business of Dunlop Standard Aerospace Group Limited. The Guarantor Subsidiaries are 100% owned by the Company.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$165,796	$21,043	$(1,041)	$185,798

Operating expenses
Cost of revenues	—	136,742	19,273	(1,041)	154,974
Selling, general and administrative expense	2,019	9,892	1,642	—	13,553
Amortization of intangible assets	—	2,146	—	—	2,146

Total operating expenses	2,019	148,780	20,915	(1,041)	170,673

Income (loss) from operations	(2,019)	17,016	128	—	15,125

Interest expense	7,639	1,805	29	—	9,473

Income (loss) before income taxes	(9,658)	15,211	99	—	5,652

Income tax expense (benefit)	(3,380)	5,622	(364)	—	1,878

Income (loss) before equity earnings in Subsidiaries.	(6,278)	9,589	463	—	3,774

Equity in earnings of subsidiaries	10,052	503	—	(10,555)	—

Net income (loss)	$3,774	$10,092	$463	$(10,555)	$3,774

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due to related parties.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(restated)	(restated)		(restated)	(restated)
	(In thousands)
Revenues	$—	$165,280	$25,684	$(3,550)	$187,414

Operating expenses
Cost of revenues	—	132,912	24,426	(3,550)	153,788
Selling, general and administrative expense	734	10,196	1,723	—	12,653
Amortization of intangible assets	—	2,446	—	—	2,446

Total operating expenses	734	145,554	26,149	(3,550)	168,887

Income (loss) from operations	(734)	19,726	(465)	—	18,527

Interest expense	8,303	704	94	—	9,101

Income (loss) before income taxes	(9,037)	19,022	(559)	—	9,426

Income tax expense (benefit)	(3,066)	6,287	(353)	—	2,868

Income (loss) before equity earnings in Subsidiaries.	(5,971)	12,735	(206)	—	6,558

Equity in earnings of subsidiaries	12,529	(179)	—	(12,350)	—

Net income (loss)	$6,558	$12,556	$(206)	$(12,350)	$6,558

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$429	$(3,832)	$3,676	$—	$273
Accounts Receivable	—	89,741	19,007	—	108,748
Due from related party	35,074	155,321	540	(190,935)	—
Inventories	—	120,622	32,342	—	152,964
Prepaid expenses and other current assets	69	6,229	1,372	—	7,670
Income taxes receivable	—	1,314	2,804	—	4,118
Deferred income taxes	—	1,808	797	—	2,605

Total current assets	35,572	371,203	60,538	(190,935)	276,378

Deferred finance charges	8,968	8,391	—	—	17,359
Deferred income taxes	—	6,140	1,696	—	7,836
Property, plant and equipment, net	—	116,822	20,731	—	137,553
Intangible assets, net	—	188,128	4,138	—	192,266
Due from related party	—	5,554	—	(5,554)	—
Goodwill	—	192,301	—	—	192,301
Investments in subsidiaries	708,992	39,120	—	(748,112)	—

Total assets	$753,532	$927,659	$87,103	$(944,601)	$823,693

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$599	$72,115	$7,678	$—	$80,392
Other accrued liabilities	5,105	13,621	3,430	—	22,156
Unearned revenue	—	9,642	6,193	—	15,835
Accrued warranty provision	—	2,551	1,387	—	3,938
Income taxes payable	—	7,296	147	—	7,443
Due to related party	131,769	49,082	14,024	(190,935)	3,940
Current portion of long-term debt	—	1,925	273	—	2,198

Total current liabilities	137,473	156,232	33,132	(190,935)	135,902

Deferred income taxes	322	66,817	4,754	—	71,893
Due to related party	—	—	5,554	(5,554)	—
Long-term debt	450,000	16	—	—	450,016

Total liabilities	587,795	223,065	43,440	(196,489)	657,811

Stockholder’s equity Common stock	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings / (deficit)	(49,308)	(5,068)	(4,088)	9,156	(49,308)
Accumulated other comprehensive income	45	6	139	—	190

Total stockholder’s equity	165,737	704,594	43,663	(748,112)	165,882

Total liabilities and stockholder’s equity	$753,532	$927,659	$87,103	$(944,601)	$823,693

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$557	$20,519	$2,980	$—	$24,056
Accounts Receivable	—	101,271	19,185	—	120,456
Due from related party	34,635	114,679	3,451	(152,765)	—
Inventories	—	103,986	30,025	—	134,011
Prepaid expenses and other current assets	100	6,453	1,115	—	7,668
Income taxes receivable	—	1,389	2,422	—	3,811
Deferred income taxes	—	1,661	746	—	2,407

Total current assets	35,292	349,958	59,924	(152,765)	292,409

Deferred finance charges	8,968	9,304	—	—	18,272
Deferred income taxes	—	6,068	1,852	—	7,920
Property, plant and equipment, net	—	115,884	21,084	—	136,968
Intangible assets, net	—	190,894	4,274	—	195,168
Due from related party	—	5,467	—	(5,467)	—
Goodwill	—	192,301	—	—	192,301
Investments in subsidiaries	698,940	38,617	—	(737,557)	—

Total assets	$743,200	$908,493	$87,134	$(895,789)	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$135	$64,654	$10,512	$—	$75,301
Other accrued liabilities	9,980	16,018	3,199	—	29,197
Unearned revenue	—	7,791	6,405	—	14,196
Accrued warranty provision	—	2,782	1,204	—	3,986
Income taxes payable	—	9,151	172	—	9,323
Due to related party	101,041	43,708	11,956	(152,765)	3,940
Current portion of long-term debt	—	2,261	313	—	2,574

Total current liabilities	111,156	146,365	33,761	(152,765)	138,517

Deferred income taxes	65	67,632	4,845	—	72,542
Due to related party	—	—	5,467	(5,467)	—
Long-term debt	470,000	—	—	—	470,000

Total liabilities	581,221	213,997	44,073	(158,232)	681,059

Stockholder’s equity Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings / (deficit)	(53,082)	(15,160)	(4,551)	19,711	(53,082)
Accumulated other comprehensive income	61	—	—	—	61

Total stockholder’s equity	161,979	694,496	43,061	(737,557)	161,979

Total liabilities and stockholder’s equity	$743,200	$908,493	$87,134	$(895,789)	$843,038

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$3,774	$10,092	$463	$(10,555)	$3,774
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	5,229	615	—	5,844
Amortization of deferred finance charges	—	913	—	—	913
Deferred income taxes	257	(1,034)	14	—	(763)
Gain on disposal of property, plant and equipment	—	(2)	—	—	(2)
Foreign exchange loss/(gain)	—	175	(39)	—	136
Equity in earnings of subsidiaries	(10,052)	(503)	—	10,555	—
Changes in assets and liabilities
Accounts receivable, net	—	11,530	178	—	11,708
Inventories	—	(16,636)	(2,317)	—	(18,953)
Prepaid expenses and other current assets	15	230	(118)	—	127
Accounts payable and other accrued liabilities	(4,411)	6,684	(2,632)	—	(359)
Income taxes payable and receivable	—	(1,780)	(407)	—	(2,187)

Net cash provided by operating activities	(10,417)	14,898	(4,243)	—	238

Investing activities
Acquisitions of property, plant and equipment	—	(1,134)	(100)	—	(1,234)
Proceeds on disposal of property, plant and equipment	—	4	—	—	4
Acquisition of rental assets	—	(4,653)	(538)	—	(5,191)
Proceeds on disposal of rental assets	—	2,297	599	—	2,896

Net cash used in investing activities	—	(3,486)	(39)	—	(3,525)

Financing activities
Repayment of debt	(20,000)	(320)	(40)	—	(20,360)
Change in due to and (from) related companies	30,289	(35,268)	4,979	—	—

Net cash (used in) provided by financing activities	10,289	(35,588)	4,939	—	(20,360)

Effect of exchange rate changes on cash and cash equivalents	—	(175)	39	—	(136)

Net (decrease) increase in cash and cash Equivalents	(128)	(24,351)	696	—	(23,783)
Cash and cash equivalents – Beginning of Period	557	20,519	2,980	—	24,056

Cash and cash equivalents – End of period	$429	$(3,832)	$3,676	$—	$273

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(restated)	(restated)		(restated)	(restated)
	(In thousands)
Operating activities
Net income (loss) for the period	$6,558	$12,556	$(206)	$(12,350)	$6,558
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	5,875	883	—	6,758
Amortization of deferred finance charges	610	571	—	—	1,181
Deferred income taxes	—	(600)	(380)	—	(980)
Foreign exchange loss	—	213	32	—	245
Equity in earnings of subsidiaries	(12,529)	179	—	12,350	—
Changes in assets and liabilities
Accounts receivable, net	—	10,120	(5,247)	—	4,873
Inventories	—	(6,601)	189	—	(6,412)
Prepaid expenses and other current assets	—	531	92	—	623
Accounts payable and other accrued liabilities	(3,951)	(8,782)	(873)	—	(13,606)
Income taxes payable and receivable	4,729	(2,627)	(1,058)	—	1,044

Net cash provided by operating activities	(4,583)	11,435	(6,568)	—	284

Investing activities
Acquisitions of property, plant and equipment	—	(2,786)	(276)	—	(3,062)
Proceeds on disposal of property, plant and equipment	—	—	—	—	—
Acquisition of rental assets	—	(2,557)	(1,239)	—	(3,796)
Proceeds on disposal of rental assets	—	3,164	615	—	3,779

Net cash used in investing activities	—	(2,179)	(900)	—	(3,079)

Financing activities
Repayment of debt	(15,000)	(317)	(75)	—	(15,392)
Change in due to and (from) related companies	15,592	(15,161)	4,257	—	4,688

Net cash (used in) provided by financing activities	592	(15,478)	4,182	—	(10,704)

Effect of exchange rate changes on cash and cash equivalents	—	(213)	(32)	—	(245)

Net (decrease) increase in cash and cash equivalents	(3,991)	(6,435)	(3,318)	—	(13,744)
Cash and cash equivalents — Beginning of period	4,116	18,521	5,254		27,891

Cash and cash equivalents — End of period	$125	$12,086	$1,936	$—	$14,147

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
Certain statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including those risks and uncertainties described under the caption “— Risk Factors” In our Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leading independent provider of aftermarket maintenance repair and overhaul (“MRO”) services for gas turbine engines used primarily for military, regional and business aircraft. We also supply repair and overhaul services for gas turbine engines used in co-generation and energy supply, as well as consultancy and redesign services related to the MRO process and facilities.
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

Restatement
     We identified adjustments related to certain assets, liabilities, and expenses of the December 31, 2004 consolidated financial statements. Additionally, certain of these adjustments impacted the three months ended March 31, 2005 unaudited quarterly financial results. Our assessment of certain identified accounting errors resulted in the following adjustment:
Error in Recording Loss Contract
     At the time of the acquisition of the maintenance, repair and overhaul business of Dunlop Standard Aerospace Group Limited, we undertook a valuation of its assets and liabilities. In connection with that process, we should have applied the principles of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with respect to a contract with a foreign military that, through the date of the acquisition, had generated losses (the “Loss Contract”). Under Paragraph 37 of SFAS 141, we should have recorded the Loss Contract as a liability on its consolidated balance sheet at its present value at the time of the acquisition based on losses projected to be incurred under the terms of the Loss Contract. The recorded value of the liability would then be subsequently re-measured at each reporting date. However, we erroneously recorded a liability only with respect to losses for engines received and for which we believed losses were reasonably estimable at the time of the acquisition. Subsequently, we recorded additional losses under the Loss Contract at the time additional engines were received and we believed additional losses became reasonably estimable, rather than against the present value liability associated with the Loss Contract that should have been established at acquisition in accordance with SFAS 141.
     The restatement with respect to the valuation of the Loss Contract resulted in:
•	Changes to the our cost of revenues for the restated period reflects the elimination of the actual losses recognized prior to the identification of the error and charges to non-cash interest expense reflecting the present value accretion associated with the Loss Contract liability. Accordingly, the restated period reflects: (1) reduction in cost of revenues in the amount of $0.4 million for the three months ended March 31, 2005, (2) an increase in interest expense in the amount of $0.2 million for the three months ended March 31, 2005, and (3) an increase in income tax expense in the amount of $0.2 million for the three months ended March 31, 2005.
     The following table sets forth the effects of our restatement:
INCOME STATEMENT
(In thousands)

	Three months ended March 31, 2005
	As previously
	Reported	As restated

Cost of revenues	$154,305	$153,903
Selling, general and administrative expense	12,544	12,538

Total operating expenses	169,295	168,887

Income from operations	18,119	18,527
Interest expense	8,928	9,101

Loss before income taxes	9,191	9,426
Income tax expense	2,713	2,866

Net income	$6,478	$6,558

None of the restatement items discussed above impacted total cash flows from operations, investing or financing activities. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement.

Kelly Air Force Base Subcontract
     We generated approximately 28.9% and 31.2% of our revenues for the three months ended March 31, 2006 and the year-ended December 31, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin, General Electric and Rolls Royce. The original subcontract was awarded in 1999 and ran through February 2006, and KAC previously exercised an option to extend the subcontract for one year to February 2007.
     On January 25, 2006, KAC formally informed us that it does not intend to extend the subcontract beyond February 2007. We believe that under the terms of the Kelly Air Force Base subcontract, KAC is obligated to extend the subcontract through at least February 2009.
     We continue discussions with KAC with regard to this matter and intend to continue to protect our legal and contractual rights under the subcontract as well as the intellectual property we have made available to KAC under the subcontract. However, we cannot assure you that our efforts will result in either an extension of the subcontract beyond February 2007 or another satisfactory resolution of this dispute. The loss of, or materially adverse changes to, the Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. For further discussion, see “— Liquidity and Capital Resources” and Item 1A. “Risk Factors.”
Trends Affecting Our Business
     Military MRO. The MRO services that we provide to military aviation end-users contribute in excess of 45% of our revenues for the year ended December 31, 2005. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under the Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service.
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
     Our 2004 revenues benefited from the historically high utilization rate for aircraft equipped with the T56 engine. However, due to decreases in fleet utilization rates, aircraft retirements and increases in serviceable stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. As a result, our revenues from T56 MRO services were down approximately 13% in 2005 compared to 2004. We expect a further reduction of such revenues during the remainder of 2006 as our T56 MRO services were approximately 2% lower for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We do not anticipate that T56 MRO revenues will return to 2004 levels in the foreseeable future, regardless of the outcome of our discussions with KAC described under the caption “— Kelly Air Force Base Subcontract.”

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
     Regional Jet Engine MRO. We have invested significant capital in our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 110-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase. Until such time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, AE3007 revenues were 31% lower in 2005 than they were in 2004 and were approximately 7% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily as a result of changes Rolls-Royce made to the MRO service requirements for the engine, and we expect these revenues to remain flat in 2006. We do not expect AE3007 revenues to return to 2004-levels for the foreseeable future.
     The demand for regional jet travel continued to increase in 2005 and through the first quarter of 2006, and we expect it to continue to increase in the remainder of 2006 and the foreseeable future. Nevertheless, changes in competitive and economic factors affecting the major U.S. airlines, such as increased fuel costs, have created uncertainty as to the future characteristics of the regional jet business. Prospects for regional jet operators are uncertain as several major U.S. airlines review their business operations or reorganize under bankruptcy protection. Changes in the industry may, for instance, result in the renegotiation of capacity and codeshare agreements with regional air carriers in an effort by the major airlines to reduce expenses or could result in the failures of major airlines and potentially regional airlines. Alternatively, it may be that changes in the industry could allow the major U.S. airlines to increase their outsourcing to regional airlines, which could give the independent regional airlines the opportunity to expand their operations.
     We believe that changes in the regional jet market present both opportunities and risks for us and that, in any event, these changes will require us to remain nimble and focused on remaining competitive, flexible and responsive. To the extent that independent regional airlines are able to take advantage of these changes and grow their position in the market, we anticipate that the majority of their engine MRO work would be outsourced to OEMs and independent MRO service providers such as us. If major airlines begin to increase in-sourcing of regional jet operations, we expect they will outsource engine servicing to the extent that they do not have the capability or cannot be competitive. In any event, we expect that competition to provide MRO services would remain intense and that we would need to continue to take advantage of our many strengths and to be aggressive in bidding for opportunities to provide these MRO services. We believe that we would continue to occupy a strong position to compete for these workloads.

     We do not expect to be adversely affected by the announcement by both Bombardier and Embraer (the dominant regional jet manufacturers) that they intend to cease production of their 50-seat regional jets that use the CF34 and AE3007 engines. Over 2,000 of these regional jets have already been deployed into service and production remains strong on CF34-powered 70- to 110-seat aircraft.
     Turboprop MRO. We experienced growth in revenues from providing turboprop MRO services in 2005 as a result of increased utilization of turboprop-powered aircraft, in part due to the superior fuel efficiency characteristics of these engines in some applications. Demand for new single engine turboprops remains strong, bolstered by increased production of training aircraft and a resurgence in the use of business aircraft using turboprop engines. Driven by high fuel prices, demand has also increased for turboprops in the commuter and small regional airline markets, especially in Europe and Asia. We expect these conditions to provide near term stability in the turboprop engine lines we service. Over the long term, however, we anticipate that the demand for turboprop MRO will decrease as aircraft using turboprop engines are replaced over time by jet-powered aircraft. Our turboprop MRO service revenues were approximately 6% lower in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Financial statement presentation
     The following discussion provides a brief description of certain items that appear in our consolidated financial statements and the general factors that impact these items.
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
     Goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment testing both annually and when there is an indication that an impairment has occurred, such as an operating loss or a significant adverse change in our business. Impairment testing includes use of future cash flow and operating projections, which by their nature, are subjective. If we were to determine through such testing that an impairment has occurred, we would record the impairment as a charge against our income. We amortize intangible assets that we have determined to have definite lives, including OEM authorizations and licences, customer relationships, and technology and other over their estimated useful lives. We amortize intangible assets that have definite lives over periods ranging from one to 20 years with a weighted average of 12.6 years. Our specific OEM licenses and authorizations are amortized over four to 17 years. All of our trademarks are classified as having indefinite lives.
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

     Inventory. We value our inventory at standard cost using the first-in first-out, or FIFO, method, and state our inventories at the lower of cost or net realizable value. In making such determinations, cost represents the actual cost of raw materials, direct labor and an allocation of overhead in the case of work in progress. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, then inventory adjustments may be required.
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
Results of Operations
Three Months Ended March 31, 2006 compared with the Three Months ended March 31, 2005
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
		(restated)
	(In thousands)
Revenues	$185,798	$187,414
Cost of revenues Cost of revenues	154,974	153,788

Gross profit	30,824	33,626
Selling, general and administrative expense	13,553	12,653
Amortization of intangible assets	2,146	2,446

Income from operations	15,125	18,527
Interest expense	9,473	9,101

Income before income taxes	5,652	9,426
Income tax expense	1,878	2,868

Net income	$3,774	$6,558

Revenues. Total revenues decreased $1.6 million, or 1%, to $185.8 million for the three months ended March 31, 2006 from $187.4 million for the three months ended March 31, 2005. This decrease was primarily attributable to a $9.7 million decline in revenue in our Aviation MRO operating segment primarily attributable to decline in our turbofan service revenues, lower revenues from the United States Air Force and a decline in our regional airline and business aircraft turboprop service revenues during the period. Revenue in our Enterprise Services business increased $8.1 million as we are fully operational under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.

Gross profit. Gross profit was $30.8 million, or 17% of total revenues, for the three months ended March 31, 2006 and was $33.6 million, or 18% of total revenues, for the three months ended March 31, 2005. Gross profit during the 2006 period was lower than in the 2005 period primarily due to the reduction in demand for our Aviation MRO services. The reduction in Aviation MRO gross profit was partially offset by an increase in gross profit associated with the increase in revenue in Enterprise Services. Additionally, gross profit in the 2006 period was impacted by increases in third party commissions and utilities expense.
Selling, general and administration expense. SG&A expense was $13.6 million, or 7% of total revenues, for the three months ended March 31, 2006 and was $12.7 million or 7% of total revenues, for the three months ended March 31, 2005. SG&A expense during the 2006 period reflects increased professional fees partially offset by a general decline in other SG&A expenses.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million for the three months ended March 31, 2006 and was $2.4 million for the three months ended March 31, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.
Income from operations. Income from operations was $15.1 million, or 8% of total revenues, for the three months ended March 31, 2006 and was $18.5 million, or 10% of total revenues for the three months ended March 31, 2005. Income from operations during the 2006 period was lower than in the 2005 period principally from lower gross profit on realized revenues and increased professional fees.
Interest expense. Interest expense was $9.5 million for the three months ended March 31, 2006 and was $9.1 million for the three months ended March 31, 2005. The increase reflects the increase in interest rates on our senior indebtedness during the period, partially offset by lower average debt levels during the period.

Segment Results of Operations
Three Months Ended March 31, 2006 compared to the Three Months ended March 31, 2005
The company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
		(restated)
	(In thousands)
Revenues:
Aviation MRO	$177,270	$187,011
Enterprise Services	8,528	403

Total revenue	185,798	187,414

Segment Income (loss) from Operations:
Aviation MRO	19,143	22,635
Enterprise Services	(483)	(1,248)

Segment income from operations	18,660	21,387
Corporate expenses	3,535	2,860
Interest expense	9,473	9,101

Income before income taxes	5,652	9,426
Income tax expense	1,878	2,868

Net income	$3,774	$6,558

Aviation MRO
Three Months Ended March 31, 2006 compared to the Three Months ended March 31, 2005
Revenues. Aviation MRO revenues decreased $9.7 million, or 5%, to $177.3 million for the three months ended March 31, 2006 from $187.0 million for the three months ended March 31, 2005. The Aviation MRO revenue decrease was primarily attributable to a $4.8 million decline in our turbofan revenues as a result of Rolls-Royce modifying the MRO workscope requirements for the AE3007 engine platform and timing of demand for our CF34 MRO services as currently these services are primarily unscheduled in nature. Our military T56 MRO services decreased $1.6 million during the period primarily due to lower revenues from the United States Air Force partially offset by increased T56 revenues under our foreign military contracts during the period. Revenues from our regional airline and business aircraft turboprop end users declined $2.5 million during the period as parts supply delays from the OEM delayed shipments to our end customers.

Segment income from operations. Aviation MRO segment income from operations was $19.1 million for the three months ended March 31, 2006 and was $22.6 million for the three months ended March 31, 2005. The decrease in Aviation MRO segment income from operations during the 2006 period resulted from declines in gross profit associated with the decreased revenues during the period, a reduction in our labor and overhead efficiency as a result of lower demand for our Aviation MRO services as well an increase in third party commissions and utilities expense.
Enterprise Services
Three Months Ended March 31, 2006 compared to the Three Months ended March 31, 2005
Revenues. Enterprise Services revenues increased $8.1 million, to $8.5 million for the three months ended March 31, 2006 from $0.4 million for the three months ended March 31, 2005. This increase was primarily a result of our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment loss from operations. Enterprise Services segment loss from operations was $0.5 million for the three months ended March 31, 2006 and was a loss of $1.2 million for the three months ended March 31, 2005. The decrease in loss from operations is a result of our revenue generating activities under our Battelle contracts.
Liquidity and capital resources
Liquidity requirements
Our principal cash requirements are to fund working capital, and capital expenditures and to service our indebtedness.
In recent periods and during the period ended March 31, 2006, our capital expenditures have been divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program. During the period ended March 31, 2006, we made capital expenditures (including the net change in our rental engine pool) of $3.5 million. We expect to make approximately $15.0 million in net capital expenditures in 2006.
Our indebtedness at May 11, 2006 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $250.0 million and a $50.0 million six-year revolving credit facility, under which we had $12.5 million of outstanding indebtedness;

•	$2.0 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.
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

Senior credit facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At March 31, 2006, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly-owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
We made optional prepayments under the term loan portion of our senior credit facilities of $40.0 million in 2004, $15.0 million in 2005, $15.0 million on January 27, 2006 and $5.0 million on February 24, 2006. These prepayments have been applied against our future scheduled prepayments and we will not have a scheduled payment until December 2011.
From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million and have been repaid within approximately 12 weeks from the draw down date.
We have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. On October 12, 2004, we entered into a series of sequential collar transactions. The following table summarizes our outstanding collar transactions:

Notional Amount	Term	Floor Strike Rate	Cap Strike Rate

$75,000,000	March 27, 2006 – December 27, 2006	2.40% (plus applicable margin)	5.25% (plus applicable margin)

Senior credit agreement covenant compliance
Our senior credit facilities contain various restrictive operating and financial covenants. Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply could result in a default under our senior credit facilities and permit our senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse affect on our liquidity, including our ability to make payments on our other indebtedness and our ability to operate our business. We believe that the two most material financial covenants under our senior credit facility are the consolidated leverage ratio and the consolidated net interest coverage ratio, which are both based on Adjusted EBITDA, as defined in our senior credit facilities.
The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 5.75 to 1 at March 31, 2006. At March 31, 2006, our outstanding debt net of cash was $451.9 million and Adjusted EBITDA for the last twelve months ended March 31, 2006 was $94.5 million, resulting in a consolidated leverage ratio at March 31, 2006 of 4.78 to 1, compared to outstanding debt net of cash of $448.5 million at December 31, 2005 and Adjusted EBITDA of $97.8 million for the year ended December 31, 2005, resulting in a consolidated leverage ratio at December 31, 2005 of 4.58 to 1.

The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to cash interest expense of at least 2.25 to 1 at March 31, 2006. For the four quarters ended March 31, 2006, our cash interest expense was $34.1 million, resulting in an interest coverage ratio of 2.77 to 1 at March 31, 2006, compared to cash interest expense of $33.5 million for the four quarters ended December 31, 2005, resulting in an interest coverage ratio of 2.92 to 1 at December 31, 2005.
We are currently, and for at least the next 12 months expect to remain in compliance in all material respects with the covenants in the senior credit facilities. While the outcome of our dispute with KAC remains uncertain, we anticipate that if the KAC subcontract is terminated in February 2007 and we are otherwise unable to replace the revenues that we earn thereunder, our Adjusted EBITDA may be impacted to the extent that we are unable to maintain compliance with the covenants contained in our senior credit facilities in periods thereafter. For additional discussion of the risks associated with such non-compliance, see Item 1A. “Risk Factors” and “—Kelly Air Force Base Subcontract.”
We have included information concerning Adjusted EBITDA because we use this measure to evaluate our compliance with covenants governing our indebtedness and because of the importance of that compliance to our liquidity and our business. Under our senior credit facilities, Adjusted EBITDA represents net income before provision for income taxes, interest expense, and depreciation and amortization and also adds or deducts, among other things, unusual or non-recurring items, restructuring charges, transaction fees, and management fees pursuant to our management agreement with The Carlyle Group. Adjusted EBITDA is not a recognized term under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, net cash provided by operating activities or other measures prepared in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as such measure does not consider certain cash requirements such as working capital, capital expenditures, tax payments and debt service requirements. Adjusted EBITDA, as included herein, is not necessarily comparable to similarly titled measures reported by other companies.
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

			Last 12 months
		April 1 –	ended
	January 1 –	December 31,	March 31,
	March 31, 2006	2005	2006

	(In millions)
Net income	$3.8	$(55.7)	$(51.9)
Add:
Depreciation and amortization	5.8	18.5	24.3
Interest expense, net	9.5	27.3	36.8
Provision for income taxes	1.9	(3.2)	(1.3)
Non-recurring expenses (1)	0.9	6.9	7.8
Non-recurring impairment (2)	—	77.1	77.1
Management fee	0.4	1.3	1.7

Adjusted EBITDA	$22.3	$72.2	$94.5

(1)	We incurred $0.9 million in professional fees associated with a contractual review during the period ended March 31, 2006. We incurred $3.9 million in employee exit costs and $3.0 million in non-recurring professional fees associated with contractual review, potential acquisitions and the exchange offer of our senior subordinated notes during the period ended December 31, 2005.

(2)	We incurred $77.1 million in goodwill and intangible asset impairment in accordance with SFAS 144 and SFAS 142 related to the potential loss of, or changes to, the Kelly Air Force Base subcontract during the period ended December 31, 2005.

Senior subordinated notes
Our senior subordinated notes have an interest rate of 8 1/4% and mature on September 1, 2014. We are required to make interest payments on these notes each year on March 1 and September 1. Prior to September 1, 2007 we may redeem up to 35% of the original principal amount of the notes at a premium with the proceeds of certain equity issuances. Additionally, at any time on or after September 1, 2009, we may redeem all or a portion of the notes at pre-determined premiums. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries that provide guarantees under our senior credit facilities.
Cash flows
The following table sets forth our combined cash flows for the periods indicated:

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
		(restated)
	(In thousands)
Net cash provided by operating activities	$238	$284
Net cash used in investing activities	(3,525)	(3,079)
Net cash used in financing activities	(20,360)	(10,704)
Effect of exchange rate changes on cash and cash equivalents	(136)	(245)

Net decrease in cash and cash equivalents	$(23,783)	$(13,744)

Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2006 was $0.2 million. The net cash provided was primarily attributable to net income and a $11.7 million decrease in accounts receivable levels. The net cash provided by operating activities was reduced by a $19.0 million increase in inventory related to increased work in process.
Net cash provided by operating activities for the three months ended March 31, 2005 was $0.3 million. The cash generated during this period was primarily attributable to net income and a $4.9 million decrease in accounts receivable levels. The net cash provided by operating activities was reduced by a $6.4 million increase in inventory and a $13.6 million decrease in accounts payable.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the three months ended March 31, 2006 was $3.5 million, which was primarily due to capital expenditures related to net changes in our rental engine pool. Net cash used in investing activities for the three month period ended March 31, 2005 was $3.1 million, which included $1.6 million for capital expenditures related to our CF34 program.
Net cash used in financing activities
Net cash used in financing activities during the three months ended March 31, 2006 was $20.4 million. On January 26, 2006 we made an optional prepayment of $15.0 million and on February 28, 2006 we made an optional prepayment of $5.0 million under the term loan portion of our senior credit facilities. These payments have been applied against our future scheduled prepayments, and we do not have a scheduled payment until December 2011.
Net cash used in financing activities during the three months ended March 31, 2005 was $10.7 million as we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities, and received a $4.7 million payment as a result of the final post-closing adjustments to the purchase price paid in the acquisition of the maintenance, repair and overhaul business from Dunlop Standard Aerospace Group Limited.

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
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of March 31, 2006, we have $250.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.3 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. The credit agreement requires that 50% of total debt is fixed and, or, covered under interest rate protection arrangements described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”
     Derivatives used to hedge the variable cash flows associated with $75.0 million of existing variable-rate debt with interest rate collars are as follows:

		Maximum interest	Minimum interest
Notional amount	Period hedged by interest rate collar	rate(1)	rate(1)

$75.0 million	March 27, 2006 - December 27, 2006	5.25%	2.40%

(1) Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts and options. We expect to continue to enter into financial hedges, primarily option contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. At March 31, 2006, we had purchased foreign currency option contracts with an aggregate notional amount of $15.7 million to buy Canadian Dollars at 1.15 and sold option contracts with an aggregate notional amount of $15.3 million to sell Canadian Dollars at 1.1772. In addition, we had purchased foreign currency option contracts with an aggregate notional amount of $10.9 million to buy Euros at 1.21 and sold option contracts with an aggregate notional amount of $10.7 million to sell Euros at 1.19.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006 due to the restatement of previously issued financial statements and the existence at March 31, 2006 of the material weaknesses related to the valuation and presentation of its loss contract accrued liability and the valuation of discounts recorded within its accounts receivable account described below and in our 2005 Annual Report on Form 10-K. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Material Weaknesses
      In connection with its evaluation of the restatement described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement,” management has concluded that the restatement was a result of two material weaknesses in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Audit Standard No. 2 defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified as having been in existence as of December 31, 2004 and through March 31, 2006.

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

Plans for Remediation
To remediate the material weakness relating to valuation of the Loss Contract, we have determined to develop and adopt a written policy that requires:
•	that certain members of our accounting staff receive training regarding the application of SFAS 141;

•	our accounting staff to take prescribed steps in the event of certain non-routine transactions, which steps will include: engaging external accounting advisors, establishing working groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed; and

•	that significant and nonrecurring events be brought to the attention of senior management and the audit committee.
To remediate the material weakness relating to the valuation of discounts for parts that are recorded within our accounts receivable account, we have put in place procedures and have determined to adopt a written policy regarding the calculation of the discount, which each require:

•	that the calculation of the discount be performed by a member of our accounting team and be confirmed by our assistant controller and that each of them be properly trained with respect to such calculation and confirmation;

•	that the discount calculation and confirmation functions be centralized in Winnipeg; and

•	that issues arising with respect to calculation of the discount be brought to the attention of senior management and the audit committee.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
In November 2005, a Texas state court granted us a temporary restraining order against KAC for misappropriation of intellectual property, including passing of trade secrets to Rolls-Royce. For an additional discussion of developments relating to the Kelly Air Force Base subcontract, see Item 1A “Risk Factors” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”
ITEM 1A. RISK FACTORS.
The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 14, 2006. As of the date of this report, there were no material changes to the risks affecting our Company as reported in our Annual Report.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.1	Senior Subordinated Note Indenture with respect to the 8 1 / 4 % Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

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