Form 10-Q
period 2006-06-30
Standard Aero Holdings Inc.
filed 2006-08-14
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 333-124394
STANDARD AERO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

98-0432892
Delaware	(I.R.S. Employer
(State of Incorporation)	Identification Number)
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
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of July 30, 2006.

INDEX
PART I
FINANCIAL INFORMATION

Page
No.
Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and June 30, 2005	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	2

Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the six months ended June 30, 2006 and June 30, 2005	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005	4

Unaudited Notes to Condensed Consolidated Financial Statements	5 - 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38 - 39

Item 4. Controls and Procedures	39 - 40

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 6. Exhibits	42
SIGNATURES	43

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$200,371	$171,781	$386,169	$359,195

Operating expenses
Cost of revenues	167,078	144,578	322,052	298,366
Selling, general and administrative expense	13,758	12,851	27,311	25,504
Amortization of intangible assets	2,146	2,446	4,292	4,892

Total operating expenses	182,982	159,875	353,655	328,762

Income from operations	17,389	11,906	32,514	30,433

Interest expense	9,554	8,721	19,027	17,822

Income before income taxes	7,835	3,185	13,487	12,611

Income tax expense	592	39	2,470	2,907

Net income	$7,243	$3,146	$11,017	$9,704

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$6,991	$24,056
Cash and cash equivalents (restricted)	23,492	—
Accounts receivable (less allowance for doubtful accounts of $2,944 and $2,987 at June 30, 2006 and December 31, 2005, respectively)	134,841	120,456
Inventories	143,814	134,011
Prepaid expenses and other current assets	8,030	7,668
Income taxes receivable	3,479	3,811
Deferred income taxes	3,024	2,407

Total current assets	323,671	292,409

Deferred finance charges	16,799	18,272
Deferred income taxes	8,437	7,920
Property, plant and equipment, net	138,447	136,968
Intangible assets, net	189,363	195,168
Goodwill	191,342	192,301

Total assets	$868,059	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$82,120	$75,301
Other accrued liabilities	27,581	29,197
Due to related party	3,940	3,940
Unearned revenue	40,321	14,196
Accrued warranty provision	3,958	3,986
Income taxes payable	6,555	9,323
Current portion of long-term debt	11,621	2,574

Total current liabilities	176,096	138,517

Deferred income taxes	68,622	72,542
Long-term debt	450,015	470,000

Total liabilities	694,733	681,059

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Accumulated deficit	(42,065)	(53,082)
Accumulated other comprehensive income	391	61

Total stockholder’s equity	173,326	161,979

Total liabilities and stockholder’s equity	$868,059	$843,038

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
Six months Ended June 30, 2005

			Retained	Accumulated
			earnings /	other	Total
	Common		(Accumulated	comprehensive	Stockholder’s
	stock	Paid in capital	deficit)	income	equity

Balance as of December 31, 2004	$—	$215,000	$(3,901)	$52	$211,151

Comprehensive income
Net income	—	—	9,704	—	9,704
Other comprehensive income
Unrealized loss on cash flow hedge	—	—	—	(14)	(14)

Total comprehensive income	—	—	9,704	(14)	9,690

Balance as of June 30, 2005	$—	$215,000	$5,803	$38	$220,841

Six months Ended June 30, 2006

				Accumulated
				other	Total
	Common		Accumulated	comprehensive	Stockholder’s
	stock	Paid in capital	deficit	income	equity

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

Comprehensive income
Net income	—	—	11,017	—	11,017
Other comprehensive income
Unrealized gain on cash flow hedge	—	—	—	330	330

Total comprehensive income	—	—	11,017	330	11,347

Balance as of June 30, 2006	$—	$215,000	$(42,065)	$391	$173,326

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income for the period	$11,017	$9,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	12,898	13,218
Amortization of deferred finance charges	1,473	1,769
Deferred income taxes	(5,054)	(1,240)
Gain on disposal of property, plant and equipment	(9)	(9)
Foreign exchange (gain) loss	(428)	578
Changes in assets and liabilities
Accounts receivable, net	(14,385)	9,970
Inventories	(9,803)	(2,610)
Prepaid expenses and other current assets	421	(1,403)
Accounts payable and other current liabilities	7,808	(32,190)
Income taxes payable and receivable	(1,477)	(4,573)

Net cash provided by (used in) operating activities	2,461	(6,786)

Investing activities
Acquisitions of property, plant and equipment	(3,056)	(5,882)
Proceeds from disposals of property, plant, and equipment	11	42
Acquisition of rental assets	(9,179)	(9,293)
Proceeds from disposals of rental assets	3,661	4,730

Net cash used in investing activities	(8,563)	(10,403)

Financing activities
Repayment of term loans and other, net	(20,938)	(15,851)
Increase in revolving credit facility	10,000	—
Change in due to related party	—	5,810

Net cash used in financing activities	(10,938)	(10,041)

Effect of exchange rate changes on cash and cash equivalents	(25)	(578)

Net decrease in cash and cash equivalents	(17,065)	(27,808)

Cash and cash equivalents — Beginning of period	24,056	27,891

Cash and cash equivalents — End of period	$6,991	$83

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
Basis of presentation
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2	Summary of significant accounting policies

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars.
a)	Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, using the prospective method. The prospective method requires compensation cost to be recognized for new awards and for awards modified, repurchased, or cancelled after the required effective date. Under the prospective method, the Company will continue to account for any portion of awards outstanding at the date of adoption using the provisions of APB No. 25 whereby no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. For the six months ended June 30, 2006, there was no impact of adopting Statement FAS 123(R) as no new awards were granted or existing awards modified, repurchased or cancelled.

For all new awards granted, if any, in the future, SFAS 123(R) requires the Company to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

b)	Consolidation of Variable Interest Entity

Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46”), which was issued in December 2003, requires the “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited –liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinate financial support; (ii) has a group of owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

In the normal course of business, the Company enters into agreements to provide engine repair and maintenance services. Certain of these agreements establish trust accounts, which the customer will deposit cash into the trust account, generally in advance of the services to be performed under the contract, based on an agreed upon engine operating fee. Subject to the terms of each agreement, the Company will generally receive cash distributions from the trust accounts when maintenance worked is performed. Actual gross payments by the customer into the trust accounts could exceed the cost of services performed by the Company. Per the agreements the Company would receive the benefit of the remaining proceeds in the trust account, if any. The Company has determined that the trust accounts are VIE’s and that the Company is the primary beneficiary. Based on this determination, the Company has consolidated the trust accounts in its consolidated financial statements during the quarter ended June 30, 2006.

The consolidation of the VIE’s increased restricted cash by $23.5 million and increased unearned revenue by $23.5 million as at June 30, 2006. There is no income statement effect upon the consolidation of the VIE’s.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
c)	Comparative figures

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.

d)	New accounting standards

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more-likely-than-not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 also requires significant new annual disclosures. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently determining the effect of FIN 48 on the consolidated financial statements.
3	Inventories

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$63,643	$66,241
Work in process	80,171	67,770

	$143,814	$134,011

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4	Intangible assets and goodwill

Intangible assets are comprised of:

	Gross Carrying	Accumulated
At June 30, 2006	Amount	Amortization	Net Balance

	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$14,042	$83,958
OEM authorizations and licenses	38,350	5,548	32,802
Technology and other	7,900	2,897	5,003

	144,250	22,487	121,763
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$22,487	$189,363

	Gross Carrying	Accumulated
At December 31, 2005	Amount	Amortization	Net Balance

	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$10,540	$87,460
OEM authorizations and licenses	38,350	4,035	34,315
Technology and other	7,900	2,107	5,793

	144,250	16,682	127,568
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$16,682	$195,168

The amortization expense for the period from January 1, 2006 to June 30, 2006 was $5.8 million. The amortization expense for the period January 1, 2005 to June 30, 2005 was $6.4 million.
Amortization of OEM authorizations and licenses is included within cost of revenues.
The changes in the carrying amount of goodwill for the six months ended June 30, 2006, were as follows:

	Aviation
	Maintenance Repair
	and Overhaul	Enterprise Services	Total

Balance as at December 31, 2005	$192,301	$—	$192,301
Reallocated from pre-acquisition contingent liabilities	(959)	—	(959)

Balance as at June 30, 2006	$191,342	$—	$191,342

The change in goodwill is a result of changes in estimates of contingent liabilities recorded at the date of acquisition.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5	Long-term debt

Long-term debt is summarized as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Term loans	$250,000	$270,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	1,636	2,574
Revolving credit facility	10,000	—

	461,636	472,574
Less: Current portion	(11,621)	(2,574)

Long-term debt	$450,015	$470,000

The Company had outstanding bank term loans of $250.0 million at June 30, 2006. The Company has provided as collateral for the loans substantially all of its assets. The term of the loans is eight years repayable by installments of $23.3 million in 2011 and $226.7 million in 2012. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $250.0 million are denominated and are repayable in US dollars, and bear interest at 7.12% at June 30, 2006 (6.81% at December 31, 2005). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were borrowings of $10.0 outstanding under the revolving credit facility at June 30, 2006. As of August 14, 2006, there were no outstanding borrowings under the revolving credit facility. The revolving borrowings under the credit facility are denominated and are repayable in US dollars, and bear interest at 9.25% at June 30, 2006. The revolving credit facility will bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement. The related commitment fee will equal between 0.375% and 0.5% of the undrawn credit facility. The commitment fee is $0.1 million for the period January 1 to June 30, 2006.
In addition, $200 million of senior subordinated unsecured notes were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the notes at pre-determined premiums.
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
The Company’s weighted average interest rate of borrowings under the credit agreement was 6.97% for the period January 1 to June 30, 2006.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6	Employee benefit plans

The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post retirement benefits or supplemental retirement plans.

Costs for the defined contribution pension plans for each of the six months ended June 30, 2006 and June 30, 2005 were $3.3 million.

Costs for the defined benefit pension plans for each of the six months ended June 30, 2006 and June 30, 2005 were $0.2 million.

7	Income taxes

The Company’s effective tax rate was 8% and 18% for the three and six months ended June 30, 2006, respectively, which is lower than the estimated annual effective rate of 42% primarily because of a change in foreign jurisdiction future tax rates enacted in the second quarter and a change in tax law in the State of Texas.

Similarly the Company’s effective tax rate was 1% and 23% for the three and six months ended June 30, 2005, respectively, which is lower than the estimated annual effective rate of 32% primarily because of a change in foreign jurisdiction future tax rates enacted in the second quarter and the impact of foreign exchange rates on deferred tax balances.

The estimated annual effective rate is calculated quarterly based on the projected full year income projections by legal entity in each corresponding tax jurisdiction and the Company’s corporate structure. The effective rate will fluctuate primarily as changes in income by tax jurisdiction occur.

8	Commitments and contingencies

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

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9	Subsequent event

Kelly Air Force Base subcontract

During the fourth quarter of 2005, Kelly Aviation Center, L.P. (“KAC”) indicated it disagreed with the Company’s interpretation regarding the terms of the subcontract with KAC under which the Company provides maintenance, repair and overhaul (“MRO”) services for U.S. Government T56 engines managed by the U.S. Air Force and that it did not intend to make a decision whether to exercise the option to extend the subcontract for periods beyond February 2007. On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007.

On July 11, 2006, the Company reached agreement with KAC regarding the terms of the subcontract. In connection with the agreement, the parties have amended the terms of the KAC subcontract, which was filed by the Company as Exhibit 10.21 to its Registration Statement on Form S-4 filed with the Commission on July 14, 2005.

The following are the material terms of the amendment to the KAC subcontract:
•	The amendment provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February of 2010 and will be extended for additional years to February 2014 if and when annual option years are awarded to the prime contractor.

•	The amendment provides that commencing in the U.S. government’s fiscal year ending September 30, 2007, the Company will be subject to annual performance evaluations based on objective criteria. In the event that the Company fails to perform satisfactorily it will be required to pay liquidated damages to KAC. These liquidated damages are initially capped at $2 million in any year, but may be as high as $4 million in certain circumstances if the Company fails to perform satisfactorily in successive years. Based on the past five years of performance on the contract, the Company estimates that it would have incurred an aggregate of approximately $500,000 of liquidated damages had the performance evaluation criteria been in place during those years.

•	The amendment provides for a commitment by the Company to provide cost savings to KAC in the form of a reduction in the prices that the Company charges to KAC for MRO services. The revised terms will result in a pre-determined cost savings for the twelve months ended September 30, 2007. The cost savings to KAC for each 12-month period thereafter will be determined by a formula that includes several variables.
During the year ended December 31, 2005, the Company recorded impairment charges on intangible assets and goodwill and reviewed for impairment certain other long-lived asset groups due to the potential loss of or changes to the subcontract. These impairment reviews were based on a series of probability-weighted cash flow forecasts. These projections were based on several different potential outcomes that were weighted based upon management’s best estimate of future cash flows using all evidence available about the situation that prevailed as of December 31, 2005. The Company’s estimates used during the year ended December 31, 2005 have not materially changed during the three and six-month periods ended June 30, 2006.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10	Stock based compensation

Certain employees of the Company are eligible to participate in the Company’s parent Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options have been approved for issuance under this Plan. As of June 30, 2006, SAAHI has 177,036 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 32% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 46% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

The following is a summary of the stock options:

	Six months ended June 30,
	2006	2005

Opening balance as of January 1	192,398	206,071
Granted	—	3,000
Exercised	—	—
Cancelled	15,362	—

Outstanding as of June 30	177,036	209,071

Weighted average remaining life as of June 30	4.5 years	5.5 years
Options exercisable as of June 30	40,710	17,952
Weighted average exercise prices	$100 per share	$100 per share
Aggregate intrinsic value	—	—
11	Related party transactions

At June 30, 2006, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc. (SAAHI), for cash advanced by SAAHI. The payable is non-interest bearing and has no repayment terms, however is payable on demand.

The Carlyle Group charges the Company a monthly management fee of $125,000.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12	Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at June 30, 2006 was approximately $4.7 million (June 30, 2005 — $3.8 million).

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the carrying amount of accrued warranty costs for the six-month period ended June 30 are summarized as follows:

	2006	2005

	(In thousands)
Balance at December 31	$(3,986)	$(6,907)
Warranty costs incurred	1,530	1,329
Warranty accrued	(1,502)	(174)

Balance at June 30	$(3,958)	$(5,752)

13	Segment information

The Company has two principal operating segments, which are Aviation Maintenance Repair and Overhaul (Aviation MRO) and Enterprise Services. The Aviation MRO segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Enterprise Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment.

Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses and interest expense are not allocated to the segments.

There are no revenues between segments.

For the three months ended June 30, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$191,365	$9,006	$—	$200,371
Income (loss) before income taxes	20,241	(64)	(12,342)	7,835

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2005

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	In thousands)
Revenues	$171,550	$231	$—	$171,781
Income (loss) before income taxes	15,878	(1,434)	(11,259)	3,185

For the six months ended June 30, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$368,635	$17,534	$—	$386,169
Income (loss) before income taxes	39,384	(547)	(25,350)	13,487

For the six months ended June 30, 2005

		Enterprise
	Aviation MRO	Services	Unallocated	Total

	(In thousands)
Revenues	$358,561	$634	$—	$359,195
Income (loss) before income taxes	38,513	(2,682)	(23,220)	12,611

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14	Guarantor information

Separate financial statements of the Guarantor Subsidiaries are not presented because guarantees of the Notes are full and unconditional and joint and several. The Guarantor Subsidiaries guarantee the senior subordinated notes. The Guarantor Subsidiaries are 100% owned by the Company.
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$182,226	$19,451	$(1,306)	$200,371

Operating expenses
Cost of revenues	—	149,968	18,416	(1,306)	167,078
Selling, general and administrative expense	1,488	10,939	1,331	—	13,758
Amortization of intangible assets	—	2,146	—	—	2,146

Total operating expenses	1,488	163,053	19,747	(1,306)	182,982

Income (loss) from operations	(1,488)	19,173	(296)	—	17,389

Interest expense	8,577	991	(14)	—	9,554

Income (loss) before income taxes	(10,065)	18,182	(282)	—	7,835

Income tax expense (benefit)	(3,920)	4,334	178	—	592

Income (loss) before equity earnings of subsidiaries	(6,145)	13,848	(460)	—	7,243

Equity in earnings (losses) of subsidiaries	13,388	(290)	—	(13,098)	—

Net income (loss)	$7,243	$13,558	$(460)	$(13,098)	$7,243

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the three months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$145,952	$27,405	$(1,576)	$171,781

Operating expenses
Cost of revenues	—	121,146	25,008	(1,576)	144,578
Selling, general and administrative expense	1,252	9,291	2,308	—	12,851
Amortization of intangible assets	—	2,446	—	—	2,446

Total operating expenses	1,252	132,883	27,316	(1,576)	159,875

Income (loss) from operations	(1,252)	13,069	89	—	11,906
Interest expense	8,206	299	216	—	8,721

Income (loss) before income taxes	(9,458)	12,770	(127)	—	3,185

Income tax expense (benefit)	(3,404)	3,774	(331)	—	39

Income (loss) before equity earnings of subsidiaries	(6,054)	8,996	204	—	3,146

Equity in earnings (losses) of subsidiaries	9,200	(3)	—	(9,197)	—

Net income (loss)	$3,146	$8,993	$204	$(9,197)	$3,146

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$348,022	$40,494	$(2,347)	$386,169

Operating expenses
Cost of revenues	—	286,710	37,689	(2,347)	322,052
Selling, general and administrative expense	3,507	20,831	2,973	—	27,311
Amortization of intangible assets	—	4,292	—	—	4,292

Total operating expenses	3,507	311,833	40,662	(2,347)	353,655

Income (loss) from operations	(3,507)	36,189	(168)	—	32,514

Interest expense	16,216	2,796	15	—	19,027

Income (loss) before income taxes	(19,723)	33,393	(183)	—	13,487

Income tax expense (benefit)	(7,300)	9,956	(186)	—	2,470

Income (loss) before equity earnings of subsidiaries	(12,423)	23,437	3	—	11,017

Equity in earnings (losses) of subsidiaries	23,440	213	—	(23,653)	—

Net income (loss)	$11,017	$23,650	$3	$(23,653)	$11,017

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$311,232	$53,089	$(5,126)	$359,195

Operating expenses
Cost of revenues	—	254,058	49,434	(5,126)	298,366
Selling, general and administrative expense	1,986	19,487	4,031	—	25,504
Amortization of intangible assets	—	4,892	—	—	4,892

Total operating expenses	1,986	278,437	53,465	(5,126)	328,762

Income (loss) from operations	(1,986)	32,795	(376)	—	30,433

Interest expense	16,509	1,003	310	—	17,822

Income (loss) before income taxes	(18,495)	31,792	(686)	—	12,611

Income tax expense (benefit)	(6,470)	10,061	(684)	—	2,907

Income (loss) before equity earnings of subsidiaries	(12,025)	21,731	(2)	—	9,704

Equity in earnings (losses) of subsidiaries	21,729	(182)	—	(21,547)	—

Net income (loss)	$9,704	$21,549	$(2)	$(21,547)	$9,704

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$259	$4,993	$1,739	$—	$6,991
Cash and cash equivalents (restricted)	—	23,492	—	—	23,492
Accounts receivable	—	116,232	18,609	—	134,841
Due from related party	35,672	153,311	495	(189,478)	—
Inventories	—	111,411	32,403	—	143,814
Prepaid expenses and other current assets	564	6,091	1,375	—	8,030
Income taxes receivable	—	1,294	2,185	—	3,479
Deferred income taxes	—	2,316	708	—	3,024

Total current assets	36,495	419,140	57,514	(189,478)	323,671

Deferred finance charges	8,695	8,104	—	—	16,799
Deferred income taxes	—	6,506	1,931	—	8,437
Property, plant and equipment, net	—	118,175	20,272	—	138,447
Intangible assets, net	—	185,361	4,002	—	189,363
Due from related party	—	5,642	—	(5,642)	—
Goodwill	—	191,342	—	—	191,342
Investments in subsidiaries	722,380	38,830	—	(761,210)	—

Total assets	$767,570	$973,100	$83,719	$(956,330)	$868,059

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$125	$73,772	$8,223	$—	$82,120
Other accrued liabilities	9,079	16,562	1,940	—	27,581
Due to related party	124,952	55,621	12,845	(189,478)	3,940
Unearned revenue	—	34,961	5,360	—	40,321
Accrued warranty provision	—	2,869	1,089	—	3,958
Income taxes payable	—	6,453	102	—	6,555
Current portion of long-term debt	10,000	1,576	45	—	11,621

Total current liabilities	144,156	191,814	29,604	(189,478)	176,096

Deferred income taxes	386	63,125	5,111	—	68,622
Due to related party	—	—	5,642	(5,642)	—
Long-term debt	450,000	15	—	—	450,015

Total liabilities	594,542	254,954	40,357	(195,120)	694,733

Stockholder’s equity Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings / (deficit)	(42,065)	8,490	(4,548)	(3,942)	(42,065)
Accumulated other comprehensive income	93	—	298	—	391

Total stockholder’s equity	173,028	718,146	43,362	(761,210)	173,326

Total liabilities and stockholder’s equity	$767,570	$973,100	$83,719	$(956,330)	$868,059

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$557	$20,519	$2,980	$—	$24,056
Accounts receivable	—	101,271	19,185	—	120,456
Due from related party	34,635	114,679	3,451	(152,765)	—
Inventories	—	103,986	30,025	—	134,011
Prepaid expenses and other current assets	100	6,453	1,115	—	7,668
Income taxes receivable	—	1,389	2,422	—	3,811
Deferred income taxes	—	1,661	746	—	2,407

Total current assets	35,292	349,958	59,924	(152,765)	292,409

Deferred finance charges	8,968	9,304	—	—	18,272
Deferred income taxes	—	6,068	1,852	—	7,920
Property, plant and equipment, net	—	115,884	21,084	—	136,968
Intangible assets, net	—	190,894	4,274	—	195,168
Due from related party	—	5,467	—	(5,467)	—
Goodwill	—	192,301	—	—	192,301
Investments in subsidiaries	698,940	38,617	—	(737,557)	—

Total assets	$743,200	$908,493	$87,134	$(895,789)	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$135	$64,654	$10,512	$—	$75,301
Other accrued liabilities	9,980	16,018	3,199	—	29,197
Due to related party	101,041	43,708	11,956	(152,765)	3,940
Unearned revenue	—	7,791	6,405	—	14,196
Accrued warranty provision	—	2,782	1,204	—	3,986
Income taxes payable	—	9,151	172	—	9,323
Current portion of long-term debt	—	2,261	313	—	2,574

Total current liabilities	111,156	146,365	33,761	(152,765)	138,517

Deferred income taxes	65	67,632	4,845	—	72,542
Due to related party	—	—	5,467	(5,467)	—
Long-term debt	470,000	—	—	—	470,000

Total liabilities	581,221	213,997	44,073	(158,232)	681,059

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings / (deficit)	(53,082)	(15,160)	(4,551)	19,711	(53,082)
Accumulated other comprehensive income	61	—	—	—	61

Total stockholder’s equity	161,979	694,496	43,061	(737,557)	161,979

Total liabilities and stockholder’s equity	$743,200	$908,493	$87,134	$(895,789)	$843,038

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$11,017	$23,650	$3	$(23,653)	$11,017
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities
Depreciation and amortization	—	10,623	2,275	—	12,898
Amortization of deferred finance charges	273	1,200	—	—	1,473
Deferred income taxes	321	(5,600)	225	—	(5,054)
Gain on disposal of property, plant and equipment	—	(6)	(3)	—	(9)
Foreign exchange (gain)/loss	(453)	169	(144)	—	(428)
Equity in (losses) earnings of subsidiaries	(23,440)	(213)	—	23,653	—
Changes in assets and liabilities
Accounts receivable, net	—	(14,961)	576	—	(14,385)
Inventories	—	(7,425)	(2,378)	—	(9,803)
Prepaid expenses and other current assets	21	362	38	—	421
Accounts payable and other accrued liabilities	(911)	13,427	(4,708)	—	7,808
Income taxes payable and receivable	—	(1,644)	167	—	(1,477)

Net cash (used in) provided by operating activities	(13,172)	19,582	(3,949)	—	2,461

Investing activities
Acquisitions of property, plant and equipment	—	(2,773)	(283)	—	(3,056)
Proceeds on disposal of property, plant and Equipment	—	8	3	—	11
Acquisition of rental assets	—	(7,679)	(1,500)	—	(9,179)
Proceeds on disposal of rental assets	—	2,894	767	—	3,661

Net cash used in investing activities	—	(7,550)	(1,013)	—	(8,563)

Financing activities
Repayment of term loans and other, net	(20,000)	(670)	(268)	—	(20,938)
Increase in revolving credit facility	10,000	—	—	—	10,000
Change in due to and (from) related companies	22,874	(26,719)	3,845	—	—

Net cash (used in) provided by financing activities	12,874	(27,389)	3,577	—	(10,938)

Effect of exchange rate changes on cash and cash equivalents	—	(169)	144	—	(25)

Net decrease in cash and cash equivalents	(298)	(15,526)	(1,241)	—	(17,065)
Cash and cash equivalents — Beginning of period	557	20,519	2,980	—	24,056

Cash and cash equivalents — End of period	$259	$4,993	$1,739	$—	$6,991

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$9,704	$21,549	$(2)	$(21,547)	$9,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	11,608	1,610	—	13,218
Amortization of deferred finance charges	916	853	—	—	1,769
Deferred income taxes	—	(1,154)	(86)	—	(1,240)
Gain on disposal of property, plant and equipment		(9)			(9)
Foreign exchange loss	—	78	500	—	578
Equity in earnings (losses) of subsidiaries	(21,729)	182	—	21,547	—
Changes in assets and liabilities
Accounts receivable, net	—	17,845	(7,875)	—	9,970
Inventories	—	(2,859)	249	—	(2,610)
Prepaid expenses and other current assets	—	(1,739)	336	—	(1,403)
Accounts payable and other accrued liabilities	(1,277)	(24,983)	(5,930)	—	(32,190)
Income taxes payable and receivable	4,729	(7,809)	(1,493)	—	(4,573)

Net cash (used in) provided by operating activities	(7,657)	13,562	(12,691)	—	(6,786)

Investing activities
Acquisitions of property, plant and equipment	—	(5,353)	(529)	—	(5,882)
Proceeds on disposal of property, plant and equipment	—	42	—	—	42
Acquisition of rental assets	—	(6,628)	(2,665)	—	(9,293)
Proceeds on disposal of rental assets	—	4,015	715	—	4,730

				—
Net cash used in investing activities	—	(7,924)	(2,479)	—	(10,403)

Financing activities
Repayment of term loans and other, net	(15,000)	(639)	(212)	—	(15,851)
Change in due to and (from) related companies	18,643	(26,651)	13,818	—	5,810

Net cash (used in) provided by financing activities	3,643	(27,290)	13,606	—	(10,041)

Effect of exchange rate changes on cash and cash equivalents	—	(78)	(500)	—	(578)

Net decrease in cash and cash equivalents	(4,014)	(21,730)	(2,064)	—	(27,808)
Cash and cash equivalents — Beginning of period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents — End of period	$102	$(3,209)	$3,190	$—	$83

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
Overview
     We are a leading independent provider of aftermarket maintenance repair and overhaul (“MRO”) services for gas turbine engines used primarily for military, regional and business aircraft. We also supply repair and overhaul services for gas turbine engines used in marine, co-generation and energy supply, as well as consultancy and redesign services related to the MRO process and facilities.
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
     We typically provide MRO services to our customers under “time-and-materials” arrangements, pursuant to which we charge our customers a price based on the specific work to be performed on each engine. In some cases, this price is based on negotiated hourly rates for labor and for replacement parts. We also provide MRO services under fixed price contracts or under fixed price per engine utilization arrangements, a variation of a fixed-price arrangement pursuant to which customers pay us a negotiated price per hour or cycle that each engine is operated.

Kelly Air Force Base Subcontract
     We generated approximately 28.0% and 31.2% of our revenues for the six months ended June 30, 2006 and the year-ended December 31, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin, General Electric and Rolls-Royce. The original subcontract was awarded in 1999 and ran through February 2006, and KAC previously exercised an option to extend the subcontract for one year to February 2007.
     On January 25, 2006, KAC informed us that it did not intend to extend the subcontract beyond February 2007.
     On July 11, 2006, we reached agreement with KAC regarding the terms of the subcontract. In connection with the agreement, the parties have amended the terms of the KAC subcontract.
     The following are the material terms of the amendment to the KAC subcontract:
•	The amendment provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February 2010 and will be extended for additional years to February 2014 if and when annual option years are awarded to the prime contractor.

•	The amendment provides that commencing in the government’s fiscal year ending September 30, 2007, we will be subject to annual performance evaluations based on objective criteria. In the event that we fail to perform satisfactorily we will be required to pay liquidated damages to KAC. These liquidated damages are initially capped at $2.0 million in any year but may be as high as $4.0 million in certain circumstances if we fail to perform satisfactorily in successive years. Based on the past five years of performance on the contract, we estimate that we would have incurred an aggregate of approximately $500,000 of liquidated damages had the performance evaluation criteria been in place during those years.

•	The amendment provides for a commitment by us to provide cost savings to KAC in the form of a reduction in the prices that we charge to KAC for MRO services. The revised terms will result in a pre-determined cost savings for the twelve months ended September 30, 2007. The cost savings to KAC for each 12-month period thereafter will be determined by a formula that includes several variables.
While we expect that the cost savings commitment will materially reduce our revenues and Adjusted EBITDA (as defined in our senior credit facility) generated under the KAC subcontract, due to the variability of external factors affecting pricing and profitability under the subcontract, we cannot predict with certainty the impact of the amendment on our results of operations. However, we expect that the cost savings commitment will reduce our Net Income and Adjusted EBITDA generated under the KAC subcontract during 2006 by approximately $2.0 to $3.0 million and $4.0 to $5.0 million, respectively, and during 2007 by approximately $8.0 to $11.0 million and $14.0 to $17.0 million, respectively, in each case compared to expected results under the subcontract without the cost savings commitment and assuming historical MRO volumes. We do not anticipate that the cost savings commitment will result in noncompliance with the financial covenants in our senior credit facility.
Trends Affecting Our Business
     Military MRO. The MRO services that we provide to military aviation end-users contributed in excess of 45% of our revenues for the year ended December 31, 2005. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under the Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service, the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and C-2 Greyhound aircraft.

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
     Our 2004 revenues benefited from the historically high utilization rate for aircraft equipped with the T56 engine and the conversion of certain parts from government supplied to contractor supplied. However, due to decreases in fleet utilization, some aircraft retirements and increases in serviceable engine stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. As a result, our revenues from T56 MRO services were down approximately 13% in 2005 compared to 2004. Our T56 MRO revenues, Adjusted EBITDA and Net Income will also be affected by cost-savings commitments contained in the amended agreement made with KAC, see “Risk Factors” and “—Kelly Air Force Base Subcontract.” We do not anticipate that T56 MRO revenues, provided directly or indirectly, to the U.S. military will return to 2004 levels in the foreseeable future. Our T56 MRO services were approximately 3% higher for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and 11% lower than the six months ended June 30, 2004.
     We have benefited in recent periods from an increasing reliance by the U.S. military on outsourcing its MRO services, including aircraft engine MRO services such as those that we provide under the Kelly Air Force Base subcontract and our MRO redesign and transformation services. In the second quarter of 2005, the United States Air Force awarded Columbus, Ohio based Battelle a 10-year contract to redesign the MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Enterprise Services business was chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign and transformation services under that contract. Revenues under this contract commenced in the third quarter of 2005. We continue to perform transformation work for the USAF at the Ogden-Air Logistics Center and have teams in place pursuing similar transformation and process improvement requirements at other U.S. military bases.
     In recent years the U.S. Department of Defense and foreign military organizations have started to award outsourcing contracts on the basis of performance based logistics (PBL), contractor logistics support (CLS), and other forms of performance-based, end-to-end support that bundle aircraft, engine, and other systems MRO and support into a single contract. This type of contracting trend may limit the number of potential prime contractors that qualify to bid on such contracts and may limit the number of engine-only outsourcing opportunities. In order to position ourselves to compete in this evolving military contracting environment, we intend to seek opportunities to partner with other types of service providers that will enable us to be part of a team that can provide bundled MRO and other aircraft services. On July 7, 2006 we were awarded a subcontract to support the U.S. Navy P&WC PT6A powered T-33 and T-34 trainer fleet of aircraft under CLS Sikorsky Support Services Inc. We currently provide PT6A engine maintenance and support on the US Army C-23 Sherpa fleet under a CLS prime contractor, M7 Aerospace.
     Regional Jet Engine MRO. We have invested significant capital in our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 90-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase. Until that time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, AE3007 revenues were 31% lower in 2005 than they were in 2004 and were approximately 17% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2004 primarily as a result of changes Rolls-Royce made to the MRO service requirements for the engine. We do not expect AE3007 revenues to return to 2004 levels for the foreseeable future.

     The demand for regional jet travel continued to increase during the second quarter of 2006, and we expect it to continue to increase in the remainder of 2006 and the foreseeable future. Nevertheless, changes in competitive and economic factors affecting the major U.S. airlines, such as increased fuel costs, have created uncertainty as to the future characteristics of the regional jet business. Prospects for regional jet operators are uncertain as several major U.S. airlines review their business operations or reorganize under bankruptcy protection. Changes in the industry may, for instance, result in the renegotiation of capacity and codeshare agreements with regional air carriers in an effort by the major airlines to reduce expenses or could result in the failures of major airlines and potentially regional airlines. Alternatively, it may be that changes in the industry could allow the major U.S. airlines to increase their outsourcing to regional airlines, which could give the independent regional airlines the opportunity to expand their operations.
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
     We do not expect to be adversely affected by the announcement by both Bombardier and Embraer (the dominant regional jet manufacturers) that they intend to cease production of their 50-seat regional jets that use the CF34 and AE3007 engines. Over 2,000 of these regional jets have already been deployed into service and production and order book remains strong on CF34-powered 70- to 90-seat aircraft.
     Turboprop MRO. We experienced growth in revenues from providing turboprop MRO services in 2005 as a result of increased utilization of turboprop-powered aircraft, in part due to the superior fuel efficiency characteristics of these engines in some applications. Demand for new single engine turboprops remains strong, bolstered by increased production of training aircraft and a resurgence in the use of business aircraft using turboprop engines. Driven by high fuel prices, demand has also increased for turboprops in the commuter and small regional airline markets, especially in Europe and Asia. We expect these conditions to provide near term stability in the turboprop engine lines we service. Over the long term, however, we anticipate that the demand for turboprop MRO will decrease as aircraft using turboprop engines are replaced over time by jet-powered aircraft. Our turboprop MRO service revenues were approximately 6% lower in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and 27% higher compared to the six months ended June 30, 2004.
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
     Goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but are subject to impairment testing both annually and when there is an indication that an impairment has occurred, such as an operating loss or a significant adverse change in our business. Impairment testing includes use of future cash flow and operating projections, which by their nature, are subjective. If we were to determine through such testing that an impairment has occurred, we would record the impairment as a charge against our income. We amortize intangible assets that we have determined to have definite lives, including OEM authorizations and licences, customer relationships, and technology and other over their estimated useful lives. We amortize intangible assets that have definite lives over periods ranging from one to 20 years. Our specific OEM licenses and authorizations are amortized over four to 17 years. All of our trademarks are classified as having indefinite lives.

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
Results of Operations
Three Months Ended June 30, 2006 compared with the Three Months ended June 30, 2005
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months ended
	ended June 30, 2006	June 30, 2005
	(In thousands)
Revenues	$200,371	$171,781
Cost of revenues Cost of revenues	167,078	144,578

Gross profit	33,293	27,203
Selling, general and administrative expense	13,758	12,851
Amortization of intangible assets	2,146	2,446

Income from operations	17,389	11,906
Interest expense	9,554	8,721

Income before income taxes	7,835	3,185
Income tax expense	592	39

Net income	$7,243	$3,146

Revenues. Total revenues increased $28.6 million, or 17%, to $200.4 million for the three months ended June 30, 2006 from $171.8 million for the three months ended June 30, 2005. This increase was primarily attributable to a $19.8 million increase in revenue in our Aviation MRO operating segment primarily attributable to an increase in our turbofan MRO revenues and increased revenues from our T56 military contracts partially offset by a decline in our regional airline and business aircraft turboprop service revenues during the period. Revenue in our Enterprise

Services business increased $8.8 million as we were fully operational and earning revenues under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Gross profit. Gross profit was $33.3 million, or 17% of total revenues, for the three months ended June 30, 2006 and was $27.2 million, or 16% of total revenues, for the three months ended June 30, 2005. Gross profit during the 2006 period was higher than in the 2005 period primarily due to increased revenues in our Enterprise Services and Aviation MRO businesses, a $3.5 million improvement in gross profit related to reductions in our overhead expenses and an adjustment to our inventory cost estimates, partially offset by a $1.4 million adverse change related to foreign exchange rates.
Selling, general and administration expense. SG&A expense was $13.8 million, or 7% of total revenues, for the three months ended June 30, 2006 and was $12.9 million, or 7% of total revenues, for the three months ended June 30, 2005. SG&A expense during the 2006 period reflects a $1.1 million increase in professional fees and a provision for uncollectable accounts, partially offset by a general reduction in expenses.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million for the three months ended June 30, 2006 and was $2.4 million for the three months ended June 30, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.
Income from operations. Income from operations was $17.4 million, or 9% of total revenues, for the three months ended June 30, 2006 and was $11.9 million, or 7% of total revenues, for the three months ended June 30, 2005. Income from operations during the 2006 period was higher than in the 2005 period principally from the items described under gross profit.
Interest expense. Interest expense was $9.6 million for the three months ended June 30, 2006 and was $8.7 million for the three months ended June 30, 2005. The increase in interest expense reflects the increase in the weighted average interest rate to 7.06% for the 2006 period from 5.40% for the 2005 period on our senior indebtedness, partially offset by lower average debt levels during the period.
Income tax expense. The effective tax rate for the three months ended June 30, 2006 was 8% as compared to the estimated annual effective rate of 42% primarily due to a change in foreign jurisdiction future tax rates enacted in the period and a change in tax law in the State of Texas. The effective tax rate for the three months ended June 30, 2005 was 1% as compared to the estimated annual effective rate of 32% primarily due to a change in foreign jurisdiction future tax rates enacted in the period and the impact of foreign exchange rates on deferred tax balances.

Six Months Ended June 30, 2006 compared with the Six Months ended June 30, 2005
The following table sets forth certain financial data for the periods indicated:

	Six months	Six months ended
	ended June 30, 2006	June 30, 2005
	(In thousands)
Revenues	$386,169	$359,195
Cost of revenues Cost of revenues	322,052	298,366

Gross profit	64,117	60,829
Selling, general and administrative expense	27,311	25,504
Amortization of intangible assets	4,292	4,892

Income from operations	32,514	30,433
Interest expense	19,027	17,822

Income before income taxes	13,487	12,611
Income tax expense	2,470	2,907

Net income	$11,017	$9,704

Revenues. Total revenues increased $27.0 million, or 8%, to $386.2 million for the six months ended June 30, 2006 from $359.2 million for the six months ended June 30, 2005. This increase was primarily attributable to a $16.9 million increase in revenues in our Enterprise Services business as during the 2006 period we were fully operational and earning revenues under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah. Revenue in our Aviation MRO operating segment increased $10.1 million primarily attributable to an increase in our turbofan service revenues, increased revenues from our T56 foreign military contracts offset by a decline in our regional airline and business aircraft turboprop service revenues during the period.
Gross profit. Gross profit was $64.1 million, or 17% of total revenues, for the six months ended June 30, 2006 and was $60.8 million, or 17% of total revenues, for the six months ended June 30, 2005. Gross profit during the 2006 period was higher than in the 2005 period primarily due to increased revenues in our Enterprise Services business, a $2.4 million improvement in gross profit related to reductions in our overhead expenses and an adjustment to our inventory cost estimates, offset by an adverse mix and price change in our Aviation MRO business and a $2.3 million adverse change related to foreign exchange rates.
Selling, general and administration expense. SG&A expense was $27.3 million, or 7% of total revenues, for the six months ended June 30, 2006 and was $25.5 million, or 7% of total revenues, for the six months ended June 30, 2005. SG&A expense during the 2006 period reflects a $2.3 million increase in professional fees and a provision for uncollectable accounts, partially offset by a general reduction in expenses.
Amortization of intangible assets. Amortization of intangible assets was $4.3 million for the six months ended June 30, 2006 and was $4.9 million for the six months ended June 30, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.
Income from operations. Income from operations was $32.5 million, or 8% of total revenues, for the six months ended June 30, 2006 and was $30.4 million, or 8% of total revenues for the six months ended June 30, 2005. Income from operations during the 2006 period was higher than in the 2005 period principally from the items described under gross profit.
Interest expense. Interest expense was $19.0 million for the six months ended June 30, 2006 and was $17.8 million for the six months ended June 30, 2005. The increase in interest expense reflects the increase in the weighted average interest rate to 6.97% for the 2006 period from 5.23% for the 2005 period on our senior indebtedness, partially offset by lower average debt levels during the period.

Income tax expense. The effective tax rate for the six months ended June 30, 2006 was 18% as compared to the estimated annual effective rate of 42% primarily due to a change in foreign jurisdiction future tax rates enacted in the period and a change in tax law in the State of Texas. The effective tax rate for the six months ended June 30, 2005 was 23% as compared to the estimated annual effective rate of 32% primarily due to a change in foreign jurisdiction future tax rates enacted in the period and the impact of foreign exchange rates on deferred tax balances.
Segment Results of Operations
Three Months Ended June 30, 2006 compared to the Three Months ended June 30, 2005
The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months	Three months ended
	ended June 30, 2006	June 30, 2005
	(In thousands)
Revenues:
Aviation MRO	$191,365	$171,550
Enterprise Services	9,006	231

Total revenue	200,371	171,781

Segment Income (loss) from Operations:
Aviation MRO	20,241	15,878
Enterprise Services	(64)	(1,434)

Segment income from operations	20,177	14,444
Corporate expenses	2,788	2,538
Interest expense	9,554	8,721

Income before income taxes	7,835	3,185
Income tax expense	592	39

Net income	$7,243	$3,146

Aviation MRO
Three Months Ended June 30, 2006 compared to the Three Months ended June 30, 2005
Revenues. Aviation MRO revenues increased $19.8 million, or 12%, to $191.4 million for the three months ended June 30, 2006 from $171.6 million for the three months ended June 30, 2005. The Aviation MRO revenue increase was primarily attributable to a $10.3 million increase in our turbofan revenues as a result of increased inputs on the AE3007 engine platform and demand for our CF34 MRO services. Our military T56 MRO services increased $6.3 million during the period primarily due to increased T56 revenues under our foreign military contracts during the period and increased revenues from the United States Air Force under our subcontract agreement with KAC. Revenues from our non-aviation engine platforms increased $4.3 million during the period due to volumes under new contracts and timing of maintenance events under certain service contracts. Revenues from our regional airline and business aircraft turboprop end users declined $2.7 million during the period primarily on the PW100 engine program.

Segment income from operations. Aviation MRO segment income from operations was $20.2 million for the three months ended June 30, 2006 and was $15.9 million for the three months ended June 30, 2005. The increase in Aviation MRO segment income from operations during the 2006 period resulted from increases in gross profit associated with the increased revenues during the period, improvements in our overhead and SG&A expenses and an adjustment to our inventory cost estimates, partially offset by a provision for uncollectable accounts and an adverse change in foreign exchange rates.
Enterprise Services
Three Months Ended June 30, 2006 compared to the Three Months ended June 30, 2005
Revenues. Enterprise Services revenues increased $8.8 million to $9.0 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005. This increase was primarily a result of our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment loss from operations. Enterprise Services segment loss from operations was $0.07 million for the three months ended June 30, 2006 and was a loss of $1.4 million for the three months ended June 30, 2005. The decrease in loss from operations is a result of our revenue generating activities under our Battelle contracts.
Six Months Ended June 30, 2006 compared to the Six Months ended June 30, 2005
The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Six months	Six months ended
	ended June 30, 2006	June 30, 2005
	(In thousands)
Revenues:
Aviation MRO	$368,635	$358,561
Enterprise Services	17,534	634

Total revenue	386,169	359,195

Segment Income (loss) from Operations:
Aviation MRO	39,384	38,513
Enterprise Services	(547)	(2,682)

Segment income from operations	38,837	35,831
Corporate expenses	6,323	5,398
Interest expense	19,027	17,822

Income before income taxes	13,487	12,611
Income tax expense	2,470	2,907

Net income	$11,017	$9,704

Aviation MRO
Six Months Ended June 30, 2006 compared to the Six Months ended June 30, 2005
Revenues. Aviation MRO revenues increased $10.1 million, or 3%, to $368.6 million for the six months ended June 30, 2006 from $358.6 million for the six months ended June 30, 2005. The Aviation MRO revenue increase was primarily attributable to a $5.5 million increase in our turbofan revenues as a result of increased inputs for our MRO services on the AE3007 engine platform. Our military T56 MRO services increased $4.8 million during the period primarily due to increased T56 revenues under our foreign military contracts during the period. Revenues from our non-aviation engine platforms increased $4.5 million during the period due to volumes under new contracts and timing of maintenance events under certain service contracts. Revenues from our regional airline and business aircraft turboprop end users declined $5.3 million during the period.
Segment income from operations. Aviation MRO segment income from operations was $39.4 million for the six months ended June 30, 2006 and was $38.5 million for the six months ended June 30, 2005. The increase in Aviation MRO segment income from operations during the 2006 period resulted from increased gross profit associated with the increased revenues during the period and improvements in our overhead and SG&A expenses offset by adverse contract price and mix changes, a provision for uncollectable accounts and an adverse change in foreign exchange rates.
Enterprise Services
Six Months Ended June 30, 2006 compared to the Six Months ended June 30, 2005
Revenues. Enterprise Services revenues increased $16.9 million to $17.5 million for the six months ended June 30, 2006 from $0.6 million for the six months ended June 30, 2005. This increase was primarily a result of our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment loss from operations. Enterprise Services segment loss from operations was $0.6 million for the six months ended June 30, 2006 and was a loss of $2.7 million for the six months ended June 30, 2005. The decrease in loss from operations is a result of our revenue generating activities under our Battelle contracts.
Liquidity and capital resources
Liquidity requirements
Our principal cash requirements are to fund working capital, to fund capital expenditures and to service our indebtedness.
In recent periods and during the period ended June 30, 2006, our capital expenditures have been divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program. During the period ended June 30, 2006, we made capital expenditures (including the net change in our rental engine pool) of $8.6 million. We expect to make approximately $15.0 million in net capital expenditures in 2006.
Our indebtedness at August 14, 2006 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $250.0 million, and a $50.0 million six-year revolving credit facility, under which we had no outstanding indebtedness;

•	$1.6 million in capital lease obligations; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.

Restricted cash represents the balance of payments made by certain of our customers in advance of the MRO services to be performed under contract. These amounts remain in a trust account until such time as we perform a MRO service covered under the contract and upon completion, the funds are transferred to us. At June 30, 2006 our restricted cash balance was $23.5 million.
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
Senior credit facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At June 30, 2006, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly-owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
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
The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 5.75 to 1 at June 30, 2006. At June 30, 2006, our outstanding debt net of cash was $454.6 million and Adjusted EBITDA for the last twelve months ended June 30, 2006 was $100.8 million, resulting in a consolidated leverage ratio at June 30, 2006 of 4.51 to 1, compared to outstanding debt net of cash of $448.5 million at December 31, 2005 and Adjusted EBITDA of $97.8 million for the year ended December 31, 2005, resulting in a consolidated leverage ratio at December 31, 2005 of 4.58 to 1.
The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to cash interest expense of at least 2.25 to 1 at June 30, 2006. For the four quarters ended June 30, 2006, our cash interest expense was $35.0 million, resulting in an interest coverage ratio of 2.88 to 1 at June 30, 2006, compared to cash interest expense of $33.5 million for the four quarters ended December 31, 2005, resulting in an interest coverage ratio of 2.92 to 1 at December 31, 2005.
We are currently in compliance in all material respects with the covenants in the senior credit facilities. We do not anticipate that the cost savings commitment under the KAC settlement will result in noncompliance with the financial covenants in our senior credit facility. For additional discussion of the risks associated with such non-compliance, see “Risk Factors” and “—Kelly Air Force Base Subcontract.”
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

The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

		July 1 -	Last 12 months
	January 1 –	December	ended
	June 30, 2006	31, 2005	June 30, 2006
	(In millions)
Net income (loss)	$11.0	$(58.9)	$(47.9)
Add:
Depreciation and amortization	12.9	12.1	24.2
Interest expense, net	19.0	18.6	37.6
Provision (benefit) for income taxes	2.5	(3.2)	(0.7)
Non-recurring expenses (1)	1.9	6.2	8.1
Non-recurring impairment (2)	—	77.1	77.1
Management fee	0.7	0.9	1.6

Adjusted EBITDA	$48.0	$52.8	$100.8

(1)	We incurred $1.9 million in professional fees and other costs associated with the KAC contractual review during the period ended June 30, 2006. We incurred $3.7 million in employee exit costs and $2.5 million in non-recurring professional fees associated with contractual review, potential acquisitions and the exchange offer of our senior subordinated notes during the period July 1, 2005 to December 31, 2005.

(2)	We incurred $77.1 million in goodwill and intangible asset impairment in accordance with SFAS 144 and SFAS 142 related to the potential loss of, or changes to, the Kelly Air Force Base subcontract during the period July 1, 2005 to December 31, 2005.

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
Cash flows
The following table sets forth our combined cash flows for the periods indicated:

	Six months	Six months ended
	ended June 30, 2006	June 30, 2005
	(In thousands)
Net cash provided by (used in) operating activities	$2,461	$(6,786)
Net cash used in investing activities	(8,563)	(10,403)
Net cash used in financing activities	(10,938)	(10,041)
Effect of exchange rate changes on cash and cash equivalents	(25)	(578)

Net decrease in cash and cash equivalents	$(17,065)	$(27,808)

Net cash provided by (used in) operating activities
Net cash provided by operating activities for the six months ended June 30, 2006 was $2.4 million. The net cash provided was primarily attributable to net income and a $7.8 million increase in accounts payable levels. This net cash provided by operating activities was offset by a $14.4 million increase in accounts receivable as a result of the increased revenues during the period and a $9.8 million increase in inventory, primarily work in process, as shop levels continue to be strong.
Net cash used in operating activities for the six months ended June 30, 2005 was $6.8 million. The net cash used was a result of a $2.6 million increase in inventory levels and a decrease in accounts payable associated with the repayment of $24.7 million payable relating to our use of U.S. government-owned inventory at the former Kelly Air Force Base. At June 30, 2005 the remaining payable owing to Kelly Aviation Center L.P. under the Kelly Air Force Base subcontract was approximately $12.3 million. This was offset by net income during the period and a decrease of $10.0 million in accounts receivable.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the six months ended June 30, 2006 was $8.6 million, which was primarily due to capital expenditures related to net changes in our rental engine pool. Net cash used in investing activities for the six month period ended June 30, 2005 was $10.4 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool.

Net cash used in financing activities
Net cash used in financing activities during the six months ended June 30, 2006 was $10.9 million. On January 26, 2006 we made an optional prepayment of $15.0 million and on February 28, 2006 we made an optional prepayment of $5.0 million under the term loan portion of our senior credit facilities. These payments have been applied against our future scheduled prepayments, and we do not have a scheduled payment until December 2011. At June 30, 2006, we had $10.0 million outstanding on our revolving credit facility.
Net cash used in financing activities during the six months ended June 30, 2005 was $10.0 million. On February 28, 2005, we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment was applied against our future scheduled prepayments. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the acquisition of the maintenance, repair and overhaul businesses of Dunlop Standard Aerospace Group Limited from Meggitt PLC.
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
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of June 30, 2006, we have $250.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.3 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. The credit agreement requires that 50% of total debt is fixed and, or, covered under interest rate protection arrangements described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”
     Derivatives used to hedge the variable cash flows associated with $75.0 million of existing variable-rate debt with interest rate collars are as follows

		Maximum interest	Minimum interest
Notional amount	Period hedged by interest rate collar	rate(1)	rate(1)
$75.0 million	March 27, 2006 – December 27, 2006	5.25%	2.40%

(1) Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts and options. We expect to continue to enter into financial hedges, primarily option contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. At June 30, 2006, we had purchased foreign currency option contracts with an aggregate notional amount of $15.7 million to buy Canadian Dollars at 1.15 and sold option contracts with an aggregate notional amount of $15.3 million to sell Canadian Dollars at 1.1772. In addition, we had purchased foreign currency option contracts with an aggregate notional amount of $6.7 million to buy Euros at 1.21 and sold option contracts with an aggregate notional amount of $6.5 million to sell Euros at 1.19. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006 due to the restatement of previously issued financial statements and the existence of the material weaknesses in our internal control over financial reporting at June 30, 2006 described below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weaknesses
As previously reported in our annual report on Form 10-K for the fiscal year ended December 31, 2005, management concluded that two material weaknesses in our internal control over financial reporting existed at December 31, 2005. The Public Company Accounting Oversight Board’s Audit Standard No. 2 defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified as having been in existence as of December 31, 2004 and through June 30, 2006.
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
Plans for Remediation
To remediate the material weakness relating to valuation of the Loss Contract, we are developing a written policy that requires:
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
To remediate the material weakness relating to the recording of the receivable account related to the embodiment discount, we have put in place procedures and have adopted a written policy regarding the calculation of the discount, which requires:
•  that the calculation of the discount be performed by a member of our accounting team and be confirmed by our assistant controller and that each of them be properly trained with respect to such calculation and confirmation;
•  that the confirmation of the discount calculation has been centralized in Winnipeg; and
•  that issues arising with respect to calculation of the discount be brought to the attention of senior management and the audit committee.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers compensation claims. We establish reserves in a manner that is consistent with Generally Accepted Accounting Principles for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, other than described below, we do not believe that the outcome of any currently existing proceedings, either individually or in the aggregate, is likely to have a material adverse effect on our business or our consolidated financial position.
ITEM 1A. RISK FACTORS
Investors should carefully consider the updated risk factor below and the other risk factors in our Annual Report on Form 10-K, in addition to the other information in our Annual Report and in this quarterly report on Form 10-Q.
A significant portion of our revenues are derived under a single contract that has been the subject of a dispute and that may be terminated in certain circumstances, some of which are beyond our control.
Approximately 31.2% and 28.0% of our revenues for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively, were generated from providing MRO services to the U.S. Air Force pursuant to our contract with Kelly Aviation Center, LP, or KAC. While we anticipate that the proportion of our revenues that we earn under the Kelly Air Force Base subcontract will be reduced in future periods due to the amendment to the subcontract as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Kelly Air Force Base Subcontract,” this subcontract will remain a key to our future prospects and the loss of, or further materially adverse changes to, the amended Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. Additionally, if this subcontract is terminated for any reason, including future disputes with KAC, because KAC is not awarded further extensions under the prime contract with the U.S. Air Force, as a result of its expiration or otherwise, our results of operations and liquidity would be materially adversely affected. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Kelly Air Force Base Subcontract” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.1	Senior Subordinated Note Indenture with respect to the 8 1 /4% Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

10.1	Amendment No. 92 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed, dated as of July 11, 2006.*

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

* Portions have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.

Dated: August 14, 2006	/s/ DAVID SHAW

	Name:	David Shaw
	Title:	Chief Executive Officer
(principal executive officer)

Dated: August 14, 2006	/s/ BRADLEY BERTOUILLE

	Name:	Bradley Bertouille
	Title:	Chief Financial Officer
(principal financial and accounting
officer)