Form 10-Q
period 2006-09-30
Standard Aero Holdings Inc.
filed 2006-11-13
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of November 9, 2006.

INDEX
PART I
FINANCIAL INFORMATION

		Page
		No.
Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Operations for the three months and	1
	nine months ended September 30, 2006 and September 30, 2005

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and	2
	December 31, 2005

	Unaudited Condensed Consolidated Statements of Stockholder's Equity for the nine	3
	months ended September 30, 2006 and September 30, 2005

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended	4
	September 30, 2006 and September 30, 2005

	Unaudited Notes to Condensed Consolidated Financial Statements	5 - 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 -39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41 - 43

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 6.	Exhibits	45

SIGNATURES		46 - 50

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Revenues	$196,083	$198,267	$582,252	$557,462

Operating expenses
Cost of revenues	170,432	163,452	492,484	461,818
Selling, general and administrative expense	8,506	12,302	35,817	37,806
Amortization of intangible assets	2,146	2,346	6,438	7,238
Restructuring costs	—	3,215	—	3,215

Total operating expenses	181,084	181,315	534,739	510,077

Income from operations	14,999	16,952	47,513	47,385

Interest expense	9,929	9,072	28,956	26,894

Income before income taxes	5,070	7,880	18,557	20,491

Income tax expense (benefit)	(608)	3,685	1,862	6,592

Net income	$5,678	$4,195	$16,695	$13,899

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,234	$24,056
Cash and cash equivalents (restricted)	29,303	—
Accounts receivable (less allowance for doubtful accounts of $2,526 and $2,987 at September 30, 2006 and December 31, 2005, respectively)	130,513	120,456
Inventories	150,375	134,011
Prepaid expenses and other current assets	6,535	7,668
Income taxes receivable	2,223	3,811
Deferred income taxes	2,404	2,407

Total current assets	322,587	292,409

Deferred finance charges	15,936	18,272
Deferred income taxes	9,735	7,920
Property, plant and equipment, net	133,421	136,968
Intangible assets, net	186,460	195,168
Goodwill	189,909	192,301

Total assets	$858,048	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$89,885	$75,301
Other accrued liabilities	17,417	29,197
Due to related party	3,940	3,940
Unearned revenue	51,224	14,196
Accrued warranty provision	4,176	3,986
Income taxes payable	4,376	9,323
Current portion of long-term debt	6	2,574

Total current liabilities	171,024	138,517

Deferred income taxes	68,272	72,542
Long-term debt	440,013	470,000

Total liabilities	679,309	681,059

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,000	215,000
Accumulated deficit	(36,387)	(53,082)
Accumulated other comprehensive income	126	61

Total stockholder’s equity	178,739	161,979

Total liabilities and stockholder’s equity	$858,048	$843,038

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
Nine months Ended September 30, 2005

			Retained	Accumulated
			earnings /	other	Total
	Common		(Accumulated	comprehensive	Stockholder’s
	stock	Paid in capital	deficit)	income	equity

Balance as of December 31, 2004	$—	$215,000	$(3,901)	$52	$211,151

Comprehensive income
Net income	—	—	13,899	—	13,899
Other comprehensive income
Unrealized gain on cash flow hedge	—	—	—	20	20

Total comprehensive income	—	—	13,899	20	13,919

Balance as of September 30, 2005	$—	$215,000	$9,998	$72	$225,070

Nine months Ended September 30, 2006

				Accumulated
				other	Total
				comprehensive	Stockholder’s
	Common stock	Paid in capital	Accumulated deficit	income	equity

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

Comprehensive income
Net income	—	—	16,695	—	16,695
Other comprehensive income
Unrealized gain on cash flow hedge	—	—	—	65	65

Total comprehensive income	—	—	16,695	65	16,760

Balance as of September 30, 2006	$—	$215,000	$(36,387)	$126	$178,739

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2006	2005

Operating activities
Net income for the period	$16,695	$13,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	19,443	18,964
Amortization of deferred finance charges	2,336	2,356
Deferred income taxes	(6,082)	1,035
Loss on disposal of property, plant and equipment	509	48
Foreign exchange (gain) loss	(940)	566
Changes in assets and liabilities
Accounts receivable, net	(10,057)	(6,613)
Inventories	(16,364)	840
Prepaid expenses and other current assets	1,588	1,040
Accounts payable and other current liabilities	10,719	(33,443)
Income taxes payable and receivable	(967)	(4,259)

Net cash provided by (used in) operating activities	16,880	(5,567)

Investing activities
Acquisitions of property, plant and equipment	(4,156)	(7,054)
Proceeds from disposals of property, plant, and equipment	18	51
Acquisition of rental assets	(12,414)	(13,040)
Proceeds from disposals of rental assets	8,855	6,828

Net cash used in investing activities	(7,697)	(13,215)

Financing activities
Repayment of term loan and other	(32,555)	(16,243)
Increase in revolving credit facility	—	8,000
Change in due to related party	—	6,185

Net cash used in financing activities	(32,555)	(2,058)

Effect of exchange rate changes on cash and cash equivalents	550	(566)

Net decrease in cash and cash equivalents	(22,822)	(21,406)

Cash and cash equivalents — Beginning of period	24,056	27,891

Cash and cash equivalents — End of period	$1,234	$6,485

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations
The Company
Standard Aero Holdings, Inc. was incorporated on June 20, 2004 in the State of Delaware. Standard Aero Holdings, Inc. and its subsidiaries (the “Company”) commenced operations on August 25, 2004. Standard Aero Holdings, Inc. accounts for the following entities:

Name	Country of Incorporation
Standard Aero, Inc.	USA
Standard Aero (US) Inc.	USA
Standard Aero (San Antonio) Inc.	USA
Standard Aero (Alliance) Inc.	USA
Standard Aero (US) Legal Inc.	USA
Standard Aero Materials Inc.	USA
Standard Aero Canada Inc.	USA
Standard Aero Redesign Services, Inc.	USA
Standard Aero de Mexico	Mexico
Standard Aero Limited	Canada
Not FM Canada Inc.	Canada
3091781 Nova Scotia Company	Canada
3091782 Nova Scotia Company	Canada
3091783 Nova Scotia Company	Canada
Standard Aero (Australia) Pty Limited	Australia
Standard Aero International Pty Limited	Australia
Standard Aero (Asia) Pte Limited	Singapore
Standard Aero BV	Netherlands
Standard Aero (Netherlands) BV	Netherlands
The Company is an independent provider of aftermarket maintenance repair and overhaul (“MRO”) services for gas turbine engines used primarily for military, regional and business aircraft. The Company repairs and overhauls a wide range of aircraft engines and provides its customers with comprehensive, value-added maintenance solutions, as well as consultancy and redesign services related to the MRO process and facilities.
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2006. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2	Summary of significant accounting policies

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars.
a)	Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, using the prospective method. The prospective method requires compensation cost to be recognized for new awards and for awards modified, repurchased, or cancelled after the required effective date. Under the prospective method, the Company will continue to account for any portion of awards outstanding at the date of adoption using the provisions of APB No. 25 whereby no stock option compensation expense was recognized in the determination of net income in the accompanying statement of operations. For the nine months ended September 30, 2006, there was no impact of adopting Statement FAS 123(R) as no new awards were granted or existing awards modified, repurchased or cancelled.

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

b)	Consolidation of Variable Interest Entity

Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), which was issued in December 2003, requires the, “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited —liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinate financial support; (ii) has a group of owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

In the normal course of business, the Company enters into agreements to provide engine repair and maintenance services. Certain of these agreements establish trust accounts, which the customer will deposit cash into the trust account, generally in advance of the services to be performed under the contract, based on an agreed upon engine operating fee. Subject to the terms of each agreement, the Company will generally receive cash distributions from the trust accounts when maintenance worked is performed. Actual gross payments by the customer into the trust accounts could exceed the cost of services performed by the Company. Per the agreements the Company would receive the benefit of the remaining proceeds in the trust account upon completion of the contract, if any. The Company has determined that the trust accounts are VIEs and that the Company is the primary beneficiary. Based on this determination, the Company has consolidated the trust accounts in its consolidated financial statements during the quarter ended June 30, 2006.

The consolidation of the VIE resulted in restricted cash of $29.3 million and unearned revenue of $29.3 million as at September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The Company is currently determining the effect of SFAS 158 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.
3	Inventories

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$61,596	$66,241
Work in process	88,779	67,770

	$150,375	$134,011

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4	Intangible assets and goodwill

Intangible assets are comprised of:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance
At September 30, 2006	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$15,794	$82,206
OEM authorizations and licenses	38,350	6,304	32,046
Technology and other	7,900	3,292	4,608

	144,250	25,390	118,860

Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$25,390	$186,460

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance
At December 31, 2005		(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$10,540	$87,460
OEM authorizations and licenses	38,350	4,035	34,315
Technology and other	7,900	2,107	5,793

	144,250	16,682	127,568

Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$211,850	$16,682	$195,168

The amortization expense for the period from January 1, 2006 to September 30, 2006 was $8.7 million. The amortization expense for the period January 1, 2005 to September 30, 2005 was $9.5 million.
Amortization of OEM authorizations and licenses is included within cost of revenues.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, were as follows:

	Aviation
	Maintenance Repair	Enterprise
	and Overhaul	Services	Total
Balance as at December 31, 2005	$192,301	$—	$192,301
Reallocated from pre-acquisition contingent liabilities	(2,392)	—	(2,392)

Balance as at September 30, 2006	$189,909	$—	$189,909

The change in goodwill is a result of changes in estimates of contingent liabilities recorded at the date of acquisition.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5	Long-term debt
     Long-term debt is summarized as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Term loans	$240,000	$270,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	19	2,574

	440,019	472,574
Less: Current portion	(6)	(2,574)

Long-term debt	$440,013	$470,000

The Company had outstanding bank term loans of $240.0 million at September 30, 2006. The Company has provided as collateral for the loans substantially all of its assets. The term of the loans is eight years repayable by installments of $13.3 million in 2011 and $226.7 million in 2012. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $240.0 million are denominated and are repayable in US dollars, and bear interest at 7.60% at September 30, 2006 (6.81% at December 31, 2005). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.
The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2006. As of November 10, 2006, there was no amount outstanding under the revolving credit facility. The revolving borrowings under the credit facility are denominated and are repayable in US dollars. The revolving credit facility will bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement. The related commitment fee will equal between 0.375% and 0.5% of the undrawn credit facility. The commitment fee is $0.2 million for the period January 1 to September 30, 2006.
The Company’s weighted average interest rate of borrowings under the credit agreement was 7.19% for the period January 1 to September 30, 2006.
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

The Company provides defined contribution pension plans and a defined benefit pension plan covering substantially all of its employees. The Company does not provide any other post-retirement benefits or supplemental retirement plans.

Costs for the defined contribution pension plans for each of the nine months ended September 30, 2006 and September 30, 2005 were $4.8 million and $4.9 million, respectively.

Costs for the defined benefit pension plans for each of the nine months ended September 30, 2006 and September 30, 2005 were $0.3 million.

7	Income taxes

The Company’s effective tax rate for the three months ended September 30, 2006 was a benefit of 12%, which is lower than the U.S. statutory rate of 35% primarily due to $2.5 million of provision-to-return adjustments recorded in the third quarter to reconcile the Company’s 2005 tax provision to its 2005 tax returns.

The Company’s effective tax rate for the nine months ended September 30, 2006 was an expense of 10%, which is lower than the U.S. statutory rate of 35% primarily due to $2.5 million of provision-to-return adjustments recorded in the third quarter to reconcile the Company’s 2005 tax provision to its 2005 tax returns, a change in foreign jurisdiction future tax rates enacted in the second quarter, a change in tax law in the state of Texas, and the impact of foreign exchange rates on deferred tax balances.

Approximately $1.6 million of the provision-to-return adjustments was due to the correction of errors in the calculation of the 2005 tax provision. Management has determined these adjustments are not material to prior year interim and annual periods.

Similarly the Company’s effective tax rate was 47% and 32% for the three and nine months ended September 30, 2005, respectively, which is different than the U.S. statutory rate of 35% primarily because of a change in foreign jurisdiction future tax rates enacted in the second quarter and the impact of foreign exchange rates on deferred tax balances.

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
The following are the material terms of the amendment to the KAC subcontract:
•	The amendment provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February of 2010 and will be extended for additional years to February 2014 if and when annual option years are awarded to the prime contractor.

•	The amendment provides that commencing in the government’s fiscal year ending September 30, 2007, the Company will be subject to annual performance evaluations based on objective criteria. In the event that the Company fails to perform satisfactorily it will be required to pay liquidated damages to KAC. These liquidated damages are initially capped at $2 million in any year, but may be as high as $4 million in certain circumstances if the Company fails to perform satisfactorily in successive years. Based on the past five years of performance on the contract, the Company estimates that it would have incurred an aggregate of approximately $500,000 of liquidated damages had the performance evaluation criteria been in place during those years.

•	The amendment provides for a commitment by the Company to provide cost savings to KAC in the form of a reduction in the prices that the Company charges to KAC for MRO services. The revised terms will result in a pre-determined cost savings for the twelve months ended September 30, 2007. The cost savings to KAC for each 12-month period thereafter will be determined by a formula that includes several variables.
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

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9	Stock based compensation

Certain employees of the Company are eligible to participate in the Company’s parent Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 stock options have been approved for issuance under this Plan. As of September 30, 2006, SAAHI has 175,725 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the exercise price at that date. Approximately 32% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 46% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

The following is a summary of the stock options:

	Nine months ended September 30,
	2006	2005

Opening balance as of January 1	192,398	206,071
Granted	—	3,000
Exercised	—	—
Cancelled	16,673	—

Outstanding as of September 30	175,725	209,071

Weighted average remaining life as of September 30	4.2 years	5.5 years
Options exercisable as of September 30	38,939	17,952
Weighted average exercise prices	$100 per share	$100 per share
Aggregate intrinsic value	—	—
10	Related party transactions

At September 30, 2006, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc. (SAAHI), for cash advanced by SAAHI. The payable is non-interest bearing and has no repayment terms, however is payable on demand.

The Carlyle Group charges the Company a monthly management fee of $125,000.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11	Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at September 30, 2006 was approximately $3.6 million (September 30, 2005 — $2.7 million).

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the carrying amount of accrued warranty costs for the nine-month period ended September 30 are summarized as follows:

	2006	2005
	(In thousands)
Balance at January 1	$(3,986)	$(6,907)
Warranty costs incurred	2,554	1,811
Warranty accrued	(2,744)	(97)

Balance at September 30	$(4,176)	$(5,193)

12	Segment information

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

There are no revenues between segments.

For the three months ended September 30, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$186,397	$9,686	$—	$196,083

Income before income taxes	15,679	631	(11,240)	5,070

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended September 30, 2005

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$195,896	$2,371	$—	$198,267

Income (loss) before income taxes	23,298	(697)	(14,721)	7,880

For the nine months ended September 30, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$555,032	$27,220	$—	$582,252

Income before income taxes	55,063	84	(36,590)	18,557

For the nine months ended September 30, 2005

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$554,457	$3,005	$—	$557,462

Income (loss) before income taxes	61,811	(3,379)	(37,941)	20,491

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13	Guarantor information

Separate financial statements of the Guarantor Subsidiaries are not presented because guarantees of the Notes are full and unconditional and joint and several. The Guarantor Subsidiaries guarantee the senior subordinated notes. The Guarantor Subsidiaries are 100% owned by the Company.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$174,345	$21,991	$(253)	$196,083

Operating expenses
Cost of revenues	—	145,981	24,704	(253)	170,432
Selling, general and administrative expense	1,211	6,172	1,123	—	8,506
Amortization of intangible assets	—	2,146	—	—	2,146

Total operating expenses	1,211	154,299	25,827	(253)	181,084

Income (loss) from operations	(1,211)	20,046	(3,836)	—	14,999

Interest expense	9,530	297	102	—	9,929

Income (loss) before income taxes	(10,741)	19,749	(3,938)	—	5,070

Income tax expense (benefit)	(5,338)	5,393	(663)	—	(608)

Income (loss) before equity earnings of subsidiaries	(5,403)	14,356	(3,275)	—	5,678

Equity in earnings (losses) of subsidiaries	11,081	(2,830)	—	(8,251)	—

Net income (loss)	$5,678	$11,526	$(3,275)	$(8,251)	$5,678

The parent and certain of the Guarantor Subsidiaries file a consolidated tax return. The losses of the parent reduce the income taxes payable of the consolidated group. The taxes receivable of the parent are reported in the due from related parties.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2005
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$176,693	$22,633	$(1,059)	$198,267

Operating expenses
Cost of revenues	—	144,345	20,166	(1,059)	163,452
Selling, general and administrative expense	1,958	8,988	1,356	—	12,302
Amortization of intangible assets	—	2,346	—	—	2,346
Restructuring costs	—	2,014	1,201	—	3,215

Total operating expenses	1,958	157,693	22,723	(1,059)	181,315

Income (loss) from operations	(1,958)	19,000	(90)	—	16,952

Interest expense	8,769	221	82	—	9,072

Income (loss) before income taxes	(10,727)	18,779	(172)	—	7,880

Income tax expense (benefit)	(3,758)	7,414	29	—	3,685

Income (loss) before equity earnings of subsidiaries	(6,969)	11,365	(201)	—	4,195

Equity in earnings (losses) of subsidiaries	11,164	(249)	—	(10,915)	—

Net income (loss)	$4,195	$11,116	$(201)	$(10,915)	$4,195

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$522,367	$62,485	$(2,600)	$582,252

Operating expenses
Cost of revenues	—	432,691	62,393	(2,600)	492,484
Selling, general and administrative expense	4,718	27,003	4,096	—	35,817
Amortization of intangible assets	—	6,438	—	—	6,438

Total operating expenses	4,718	466,132	66,489	(2,600)	534,739

Income (loss) from operations	(4,718)	56,235	(4,004)	—	47,513

Interest expense	25,746	3,093	117	—	28,956

Income (loss) before income taxes	(30,464)	53,142	(4,121)	—	18,557

Income tax expense (benefit)	(12,638)	15,349	(849)	—	1,862

Income (loss) before equity earnings of subsidiaries	(17,826)	37,793	(3,272)	—	16,695

Equity in earnings (losses) of subsidiaries	34,521	(2,617)	—	(31,904)	—

Net income (loss)	$16,695	$35,176	$(3,272)	$(31,904)	$16,695

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$487,925	$75,722	$(6,185)	$557,462

Operating expenses
Cost of revenues	—	398,403	69,600	(6,185)	461,818
Selling, general and administrative expense	3,944	28,475	5,387	—	37,806
Amortization of intangible assets	—	7,238	—	—	7,238
Restructuring costs	—	2,014	1,201	—	3,215

Total operating expenses	3,944	436,130	76,188	(6,185)	510,077

Income (loss) from operations	(3,944)	51,795	(466)	—	47,385

Interest expense	25,278	1,224	392	—	26,894

Income (loss) before income taxes	(29,222)	50,571	(858)	—	20,491

Income tax expense (benefit)	(10,228)	17,475	(655)	—	6,592

Income (loss) before equity earnings of subsidiaries	(18,994)	33,096	(203)	—	13,899

Equity in earnings (losses) of subsidiaries	32,893	(431)	—	(32,462)	—

Net income (loss)	$13,899	$32,665	$(203)	$(32,462)	$13,899

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
		(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$339	$(1,264)	$2,159	$—	$1,234
Cash and cash equivalents (restricted)	—	29,303	—	—	29,303
Accounts receivable	—	110,602	19,911	—	130,513
Due from related party	50,558	189,746	484	(240,788)	—
Inventories	—	121,280	29,095	—	150,375
Prepaid expenses and other current assets	474	4,990	1,071	—	6,535
Income taxes receivable	—	53	2,170	—	2,223
Deferred income taxes	—	2,107	297	—	2,404

Total current assets	51,371	456,817	55,187	(240,788)	322,587

Deferred finance charges	8,302	7,634	—	—	15,936
Deferred income taxes	—	6,621	3,114	—	9,735
Property, plant and equipment, net	—	113,898	19,523	—	133,421
Intangible assets, net	—	182,594	3,866	—	186,460
Due from related party	—	5,729	—	(5,729)	—
Goodwill	—	189,909	—	—	189,909
Investments in subsidiaries	731,069	38,392	—	(769,461)	—

Total assets	$790,742	$1,001,594	$81,690	$(1,015,978)	$858,048

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$21	$82,869	$6,995	$—	$89,885
Other accrued liabilities	3,542	11,598	2,277	—	17,417
Due to related party	168,027	62,474	14,227	(240,788)	3,940
Unearned revenue	—	44,795	6,429	—	51,224
Accrued warranty provision	—	3,203	973	—	4,176
Income taxes payable	—	4,304	72	—	4,376
Current portion of long-term debt	—	6	—	—	6

Total current liabilities	171,590	209,249	30,973	(240,788)	171,024

Deferred income taxes	521	62,660	5,091	—	68,272
Due to related party	—	—	5,729	(5,729)	—
Long-term debt	440,000	13	—	—	440,013

Total liabilities	612,111	271,922	41,793	(246,517)	679,309

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Retained earnings / (deficit)	(36,387)	20,016	(7,823)	(12,193)	(36,387)
Accumulated other comprehensive income	18	—	108	—	126

Total stockholder’s equity	178,631	729,672	39,897	(769,461)	178,739

Total liabilities and stockholder’s equity	$790,742	$1,001,594	$81,690	$(1,015,978)	$858,048

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2005
(Unaudited)

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

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$16,695	$35,176	$(3,272)	$(31,904)	$16,695
Adjustments to reconcile net income to net Cash provided by (used in) operating activities
Depreciation and amortization	—	16,259	3,184	—	19,443
Amortization of deferred finance charges	666	1,670	—	—	2,336
Deferred income taxes	456	(5,971)	(567)	—	(6,082)
Gain on disposal of property, plant and equipment	—	7	502	—	509
Foreign exchange (gain)	(390)	(372)	(178)	—	(940)
Equity in (losses) earnings of subsidiaries	(34,521)	2,617	—	31,904	—
Changes in assets and liabilities
Accounts receivable, net	—	(9,331)	(726)	—	(10,057)
Inventories	—	(17,294)	930	—	(16,364)
Prepaid expenses and other current assets	(27)	1,463	152	—	1,588
Accounts payable and other accrued liabilities	(6,552)	21,917	(4,646)	—	10,719
Income taxes payable and receivable	2,392	(3,511)	152	—	(967)

Net cash (used in) provided by operating activities	(21,281)	42,630	(4,469)	—	16,880

Investing activities
Acquisitions of property, plant and equipment	—	(3,754)	(402)	—	(4,156)
Proceeds on disposal of property, plant and Equipment	—	8	10	—	18
Acquisition of rental assets	—	(10,497)	(1,917)	—	(12,414)
Proceeds on disposal of rental assets	—	8,001	854	—	8,855

Net cash used in investing activities	—	(6,242)	(1,455)	—	(7,697)

Financing activities
Repayment of debt	(30,000)	(2,242)	(313)	—	(32,555)
Change in due to and (from) related companies	51,063	(56,301)	5,238	—	—

Net cash (used in) provided by financing activities	21,063	(58,543)	4,925	—	(32,555)

Effect of exchange rate changes on cash and cash equivalents	—	372	178	—	550

Net decrease in cash and cash equivalents	(218)	(21,783)	(821)	—	(22,822)
Cash and cash equivalents – Beginning of period	557	20,519	2,980	—	24,056

Cash and cash equivalents – End of period	$339	$(1,264)	$2,159	$—	$1,234

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$13,899	$32,665	$(203)	$(32,462)	$13,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	16,822	2,142	—	18,964
Amortization of deferred finance charges	1,223	1,133	—	—	2,356
Deferred income taxes	—	930	105	—	1,035
Loss on disposal of property, plant and equipment	—	48	—	—	48
Foreign exchange loss	—	530	36	—	566
Equity in earnings (losses) of subsidiaries	(32,893)	431	—	32,462	—
Changes in assets and liabilities
Accounts receivable, net	—	(328)	(6,285)	—	(6,613)
Inventories	—	947	(107)	—	840
Prepaid expenses and other current assets	(56)	860	236	—	1,040
Accounts payable and other accrued liabilities	(6,510)	(21,065)	(5,868)	—	(33,443)
Income taxes payable and receivable	4,729	(9,157)	169	—	(4,259)

Net cash (used in) provided by operating activities	(19,608)	23,816	(9,775)	—	(5,567)

Investing activities
Acquisitions of property, plant and equipment	—	(6,373)	(681)	—	(7,054)
Proceeds on disposal of property, plant and equipment	—	51	—	—	51
Acquisition of rental assets	—	(10,114)	(2,926)	—	(13,040)
Proceeds on disposal of rental assets	—	5,528	1,300	—	6,828

Net cash used in investing activities	—	(10,908)	(2,307)	—	(13,215)

Financing activities
Repayment of debt	(15,000)	(969)	(274)	—	(16,243)
Increase in revolving credit facility	8,000	—	—	—	8,000
Change in due to and (from) related companies	23,193	(25,222)	8,214	—	6,185

Net cash (used in) provided by financing activities	16,193	(26,191)	7,940	—	(2,058)

Effect of exchange rate changes on cash and cash equivalents	—	(530)	(36)	—	(566)

Net decrease in cash and cash equivalents	(3,415)	(13,813)	(4,178)	—	(21,406)
Cash and cash equivalents – Beginning of period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents – End of period	$701	$4,708	$1,076	$—	$6,485

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
Certain statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including those risks and uncertainties described under the caption “ Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Kelly Air Force Base Subcontract
     We generated approximately 27.6% and 31.2% of our revenues for the nine months ended September 30, 2006 and the year-ended December 31, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin, General Electric and Rolls-Royce. The original subcontract was awarded in 1999 and ran through February 2006, and KAC previously exercised an option to extend the subcontract for one year to February 2007.
     On January 25, 2006, KAC informed us that it did not intend to extend the subcontract beyond February 2007.
     On July 11, 2006, we reached agreement with KAC regarding the terms of the subcontract. In connection with the agreement, the parties have amended the terms of the KAC subcontract.
     The following are the material terms of the amendment to the KAC subcontract:
•	The amendment provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February 2010 and will be extended for additional years to February 2014 if and when annual option years are awarded to KAC under the prime contract.

•	The amendment provides that commencing in the government’s fiscal year ending September 30, 2007, we will be subject to annual performance evaluations based on objective criteria. In the event that we fail to perform satisfactorily we will be required to pay liquidated damages to KAC. These liquidated damages are initially capped at $2.0 million in any year but may be as high as $4.0 million in certain circumstances if we fail to perform satisfactorily in successive years. Based on the past five years of performance on the contract, we estimate that we would have incurred an aggregate of approximately $500,000 of liquidated damages had the performance evaluation criteria been in place during those years.

•	The amendment provides for a commitment by us to provide cost savings to KAC in the form of a reduction in the prices that we charge to KAC for MRO services. The revised terms will result in a pre-determined cost savings for the twelve months ended September 30, 2007. The cost savings to KAC for each 12-month period thereafter will be determined by a formula that includes several variables.
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
Trends Affecting Our Business
     Military MRO. The MRO services, including redesign services, that we provide to military aviation end-users contributed in excess of 45% of our revenues for the year ended December 31, 2005 and 48% of our revenues during the nine months ended September 30, 2006. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under the Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service, the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and C-2 Greyhound aircraft.

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
     Our 2004 revenues benefited from the historically high utilization rate for aircraft equipped with the T56 engine and the conversion of certain parts from government supplied to contractor supplied. However, due to decreases in fleet utilization, some aircraft retirements and increases in serviceable engine stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. As a result, our revenues from T56 MRO services were down approximately 13% in 2005 compared to 2004. Our T56 MRO revenues, Adjusted EBITDA and Net Income will also be affected by cost-savings commitments contained in the amended agreement made with KAC, see “Risk Factors” and “—Kelly Air Force Base Subcontract.” We do not anticipate that T56 MRO revenues, provided directly or indirectly, to the U.S. military will return to 2004 levels in the foreseeable future. Our T56 MRO services were approximately 5% lower for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and 16% lower than the nine months ended September 30, 2004.
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
     Regional Jet Engine MRO. We have invested significant capital in our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 90-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase. Until that time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. However, AE3007 revenues were 31% lower in 2005 than they were in 2004 and were approximately 27% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2004 primarily as a result of changes Rolls-Royce made to the MRO service requirements for the engine. We do not expect AE3007 revenues to return to 2004 levels for the foreseeable future.

     The demand for regional jet travel continued to increase during the third quarter of 2006, and we expect it to continue to increase in the remainder of 2006 and the foreseeable future. Nevertheless, changes in competitive and economic factors affecting the major U.S. airlines, such as increased fuel costs, have created uncertainty as to the future characteristics of the regional jet business. Prospects for regional jet operators are uncertain as several major U.S. airlines review their business operations or reorganize under bankruptcy protection. Changes in the industry may, for instance, result in the renegotiation of capacity and codeshare agreements with regional air carriers in an effort by the major airlines to reduce expenses or could result in the failures of major airlines and potentially regional airlines. Alternatively, it may be that changes in the industry could allow the major U.S. airlines to increase their outsourcing to regional airlines, which could give the independent regional airlines the opportunity to expand their operations.
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
     Turboprop MRO. We experienced growth in revenues from providing turboprop MRO services in 2005 as a result of increased utilization of turboprop-powered aircraft, in part due to the superior fuel efficiency characteristics of these engines in some applications. Demand for new single engine turboprops remains strong, bolstered by increased production of training aircraft and a resurgence in the use of business aircraft using turboprop engines. Driven by high fuel prices, demand has also increased for turboprops in the commuter and small regional airline markets, especially in Europe and Asia. We expect these conditions to provide near term stability in the turboprop engine lines we service. Over the long term, however, we anticipate that the demand for turboprop MRO will decrease as aircraft using turboprop engines are replaced over time by jet-powered aircraft. Our turboprop MRO service revenues were approximately 3% lower in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and 23% higher compared to the nine months ended September 30, 2004.
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
     Revenue recognition. We generally recognize revenues generated by our services or parts sales when the services are completed or repaired parts are shipped to the customer. Amounts that are received in advance from our customers are recorded as unearned revenue. Lease income associated with the rental of engines or engine modules to customers is recorded based on engine usage as reported by the customer. In connection with fixed price per engine utilization contracts that we have with our customers, we recognize revenue and related cost of revenue when the services are completed or repaired parts are shipped to the customer. We estimate the profit margins on these contracts based on an estimate of the overall contract profitability. We take into consideration such factors as future contractual revenue, projected future direct maintenance costs and each contract’s specific terms and conditions related to future revenue and direct maintenance cost increases. We accrue losses under our fixed price contracts when it is probable that the future contractual direct maintenance costs will exceed the future revenue and the amount of the loss can be reasonably estimated. We receive payments from customers under these contracts in advance of completion of services or shipment of repaired parts to the customer, which are recorded as unearned revenue. These payments are based on contractual terms and conditions pursuant to which customers pay for services or products based on engine usage.
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
Results of Operations
Three Months Ended September 30, 2006 compared with the Three Months ended September 30, 2005
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months
	ended September	ended September
	30, 2006	30, 2005
	(In thousands)
Revenues	$196,083	$198,267
Cost of revenues	170,432	163,452

Gross profit	25,651	34,815
Selling, general and administrative expense	8,506	12,302
Amortization of intangible assets	2,146	2,346
Restructuring costs	—	3,215

Income from operations	14,999	16,952
Interest expense	9,929	9,072

Income before income taxes	5,070	7,880
Income tax expense	(608)	3,685

Net income	$5,678	$4,195

Revenues. Total revenues decreased $2.2 million, or 1%, to $196.1 million for the three months ended September 30, 2006 from $198.3 million for the three months ended September 30, 2005. This decrease was primarily attributable to a $9.5 million decrease in revenue in our Aviation MRO operating segment primarily attributable to a decrease in our revenues from our T56 military contracts partially offset by an increase in our regional airline turboprop and business aircraft turboprop service revenues during the period. Revenue in our Enterprise Services business increased $7.3 million as we were fully operational and earning revenues under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.

Gross profit. Gross profit was $25.7 million, or 13% of total revenues, for the three months ended September 30, 2006 and was $34.6 million, or 17% of total revenues, for the three months ended September 30, 2005. Gross profit during the 2006 period was lower than in the 2005 period primarily due to decreased revenues in our Aviation MRO business, a $3.5 million charge for losses under a contract whereby we are paid a fixed price per engine utilization, a $0.9 million adverse change related to foreign exchange offset by gross profit related to increased revenues in our Enterprise Services business.
Selling, general and administration expense. SG&A expense was $8.5 million, or 4% of total revenues, for the three months ended September 30, 2006 and was $12.3 million, or 6% of total revenues, for the three months ended September 30, 2005. SG&A expense during the 2006 period reflects a $1.4 million decrease in personnel expenses, a $0.9 million decrease in professional fees and a general reduction in SG&A expense.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million, or 1% of total revenues, for the three months ended September 30, 2006 and was $2.3 million, or 1% of total revenues, for the three months ended September 30, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.
Restructuring costs. There were no restructuring costs for the three months ended September 30, 2006. Restructuring costs for the three months ended September 31, 2005 were $3.2 million which primarily relate to severance costs associated with the reduction in staff, for which there remains no outstanding liability.
Income from operations. Income from operations was $15.0 million, or 8% of total revenues, for the three months ended September 30, 2006 and was $17.0 million, or 9% of total revenues, for the three months ended September 30, 2005. Income from operations during the 2006 period was lower than in the 2005 period principally from a charge for losses under a contract whereby we are paid a fixed price per engine utilization offset by a reduction in restructuring costs and the items described under gross profit and SG&A above.
Interest expense. Interest expense was $9.9 million, or 5% of total revenues, for the three months ended September 30, 2006 and was $9.1 million, or 5% of total revenues, for the three months ended September 30, 2005. The increase in interest expense reflects the increase in interest rates to 7.64% for the 2006 period from 5.76% for the 2005 period on our senior indebtedness, partially offset by lower average debt levels during the period.
Income tax expense. The effective tax rate for the three months ended September 30, 2006 was a benefit of 12% as compared to the U.S. statutory rate of 35% primarily due to adjustments recorded in the third quarter to reconcile our 2005 tax provision to our 2005 income tax returns. During the third quarter of 2006, we recorded approximately $2.5 million of provision-to-return adjustments related to our 2005 income tax returns. Approximately $1.6 million was due to correction of errors in the calculation of the 2005 tax provision and we have determined they are not material to prior year interim and annual periods. The effective tax rate for the three months ended September 30, 2005 was 47% as compared to the U.S. statutory rate of 35% primarily due to a change in foreign jurisdiction future tax rates enacted in the second quarter and foreign exchange changes on deferred tax balances.

Nine Months Ended September 30, 2006 compared with the Nine Months ended September 30, 2005
The following table sets forth certain financial data for the periods indicated:

	Nine months	Nine months
	ended September	ended September
	30, 2006	30, 2005
	(In thousands)
Revenues	$582,252	$557,462
Cost of revenues	492,484	461,818

Gross profit	89,768	95,644
Selling, general and administrative expense	35,817	37,806
Amortization of intangible assets	6,438	7,238
Restructuring costs	—	3,215

Income from operations	47,513	47,385
Interest expense	28,956	26,894

Income before income taxes	18,557	20,491
Income tax expense	1,862	6,592

Net income	$16,695	$13,899

Revenues. Total revenues increased $24.8 million, or 4%, to $582.3 million for the nine months ended September 30, 2006 from $557.5 million for the nine months ended September 30, 2005. This increase was primarily attributable to a $24.2 million increase in revenues in our Enterprise Services business as during the 2006 period we became fully operational and earning revenues under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah. Revenue in our Aviation MRO operating segment increased $0.5 million primarily attributable to an increase in our turbofan service revenues offset by a decline in our regional airline turboprop and business aircraft turboprop and US T56 military service revenues during the period.
Gross profit. Gross profit was $89.8 million, or 15% of total revenues, for the nine months ended September 30, 2006 and was $95.6 million, or 17% of total revenues, for the nine months ended September 30, 2005. Gross profit during the 2006 period was lower than in the 2005 period primarily due to an adverse mix and price change in our Aviation MRO business, a $3.5 million charge for losses under contract whereby we are paid a fixed price per engine utilization, a $3.1 million adverse change related to foreign exchange rates offset by gross profit on increased revenues in our Enterprise Services business and an adjustment to our inventory cost estimates.
Selling, general and administration expense. SG&A expense was $35.8 million, or 6% of total revenues, for the nine months ended September 30, 2006 and was $37.8 million, or 7% of total revenues, for the nine months ended September 30, 2005. SG&A expense during the 2006 period reflects a $1.3 million decrease in personnel expenses and a general reduction in expenses offset by a $1.2 million increase in professional fees and increase provision for uncollectable accounts.
Amortization of intangible assets. Amortization of intangible assets was $6.4 million, or 1% of total revenues, for the nine months ended September 30, 2006 and was $7.2 million, or 1% of total revenues, for the nine months ended September 30, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.
Restructuring costs. There were no restructuring costs for the nine months ended September 30, 2006. Restructuring costs for the nine months ended September 31, 2005 were $3.2 million, which primarily relate to severance costs associated with the reduction in staff, for which there remains no outstanding liability.

Income from operations. Income from operations was $47.5 million, or 8% of total revenues, for the nine months ended September 30, 2006 and was $47.4 million, or 9% of total revenues for the nine months ended September 30, 2005. Income from operations during the 2006 period was higher than in the 2005 period principally from a reduction in restructuring costs and the items described under gross profit and SG&A above.
Interest expense. Interest expense was $29.0 million or 5% of total revenues, for the nine months ended September 30, 2006 and was $26.9 million or 5% of total revenues, for the nine months ended September 30, 2005. The increase in interest expense reflects the increase in interest rates to 7.19% for the 2006 period from 5.41% for the 2005 period on our credit agreement, partially offset by lower average debt levels during the period.
Income tax expense. The effective tax rate for the nine months ended September 30, 2006 was 10% as compared to the U.S. statutory rate of 35% primarily due to adjustments recorded in the third quarter to reconcile our 2005 tax provision to our 2005 income tax returns, a change in foreign jurisdiction tax rates enacted in the second quarter, a change in tax law in the State of Texas and foreign exchange change on deferred tax balances. During the third quarter of 2006, we recorded approximately $2.5 million of provision-to-return adjustments related to our 2005 income tax returns. Approximately $1.6 million was due to correction of errors in the calculation of the 2005 tax provision and we have determined they are not material to prior year interim and annual periods. The effective tax rate for the nine months ended September 30, 2005 was 32% as compared to the U.S. statutory rate of 35% primarily due to a change in foreign jurisdiction future tax rates enacted in the second quarter and foreign exchange change on deferred tax balances.
Segment Results of Operations
Three Months Ended September 30, 2006 compared to the Three Months ended September 30, 2005
The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months	Three months
	ended September	ended September
	30, 2006	30, 2005
	(In thousands)
Revenues:
Aviation MRO	$186,397	$195,896
Enterprise Services	9,686	2,371

Total revenue	196,083	198,267

Segment Income (loss) from Operations:
Aviation MRO	15,679	23,298
Enterprise Services	631	(697)

Segment income from operations	16,310	22,601
Corporate expenses	1,311	5,649
Interest expense	9,929	9,072

Income before income taxes	5,070	7,880
Income tax expense	(608)	3,685

Net income	$5,678	$4,195

Aviation MRO
Three Months Ended September 30, 2006 compared to the Three Months ended September 30, 2005
Revenues. Aviation MRO revenues decreased $9.5 million, or 5%, to $186.4 million for the three months ended September 30, 2006 from $195.9 million for the three months ended September 30, 2005. The Aviation MRO revenue decrease was primarily attributable to a $14.5 million decrease in our military T56 MRO services primarily from the United States Air Force under our subcontract agreement with KAC. Revenues from our non-aviation engine platforms decreased $2.2 million during the period due to timing of maintenance events under certain service contracts. Our turbofan revenues increased $4.3 million as a result of increased inputs on the AE3007 engine platform. Revenues from our regional airline turboprop and business aircraft turboprop end users increased $2.5 million during the period.
Segment income from operations. Aviation MRO segment income from operations was $15.7 million for the three months ended September 30, 2006 and was $23.3 million for the three months ended September 30, 2005. The decrease in Aviation MRO segment income from operations during the 2006 period resulted from decreases in gross profit associated with the decreased revenues during the period, a $3.5 million charge for losses under a contract whereby we are paid a fixed price per engine utilization and an adverse change in foreign exchange rates, partially offset by improvements in our SG&A expenses.
Enterprise Services
Three Months Ended September 30, 2006 compared to the Three Months ended September 30, 2005
Revenues. Enterprise Services revenues increased $7.3 million to $9.7 million for the three months ended September 30, 2006 from $2.4 million for the three months ended September 30, 2005. This increase was primarily a result of our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment income from operations. Enterprise Services segment income from operations was $0.6 million for the three months ended September 30, 2006 and was a loss of $0.7 million for the three months ended September 30, 2005. The increase in income from operations is a result of our revenue generating activities under our Battelle contracts.
Nine Months Ended September 30, 2006 compared to the Nine Months ended September 30, 2005
The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
	(In thousands)
Revenues:
Aviation MRO	$555,032	$554,457
Enterprise Services	27,220	3,005

Total revenue	582,252	557,462

Segment Income (loss) from Operations:
Aviation MRO	55,063	61,811
Enterprise Services	84	(3,379)

Segment income from operations	55,147	58,432
Corporate expenses	7,634	11,047
Interest expense	28,956	26,894

Income before income taxes	18,557	20,491
Income tax expense	1,862	6,592

Net income	$16,695	$13,899

Aviation MRO
Nine Months Ended September 30, 2006 compared to the Nine Months ended September 30, 2005
Revenues. Aviation MRO revenues increased $0.5 million to $555.0 million for the nine months ended September 30, 2006 from $554.5 million for the nine months ended September 30, 2005. The Aviation MRO revenue increase was primarily attributable to a $9.9 million increase in our turbofan revenues primarily as a result of increased inputs for our MRO services on the AE3007 engine platform. Revenues from our non-aviation engine platforms increased $2.3 million during the period due to volumes under new contracts and timing of maintenance events under certain service contracts. Our military T56 MRO services decreased $9.0 million during the period primarily due to decreased T56 revenues from the United States Air Force under our subcontract agreement with KAC. Revenues from our regional airline turboprop and business aircraft turboprop end users declined $3.5 million during the period.
Segment income from operations. Aviation MRO segment income from operations was $55.1 million for the nine months ended September 30, 2006 and was $61.8 million for the nine months ended September 30, 2005. The decrease in Aviation MRO segment income from operations during the 2006 period resulted from decreased gross profit associated with adverse contract price and mix changes, a $3.5 million charge for losses under a contract whereby we are paid a fixed price per engine utilization, an increased provision for uncollectable accounts and an adverse change in foreign exchange rates offset by improvements in our SG&A expenses.

Enterprise Services
Nine Months Ended September 30, 2006 compared to the Nine Months ended September 30, 2005
Revenues. Enterprise Services revenues increased $24.2 million to $27.2 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. This increase was primarily a result of our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment income from operations. Enterprise Services segment income from operations was $0.1 million for the nine months ended September 30, 2006 and was a loss of $3.4 million for the nine months ended September 30, 2005. The increase in income from operations is a result of our revenue generating activities under our Battelle contracts.
Liquidity and capital resources
Liquidity requirements
Our principal cash requirements are to fund working capital, to fund capital expenditures and to service our indebtedness.
In recent periods and during the period ended September 30, 2006, our capital expenditures have been divided between annual capital projects, net rental engine pool investments and continuing investments in our CF34 program. During the period ended September 30, 2006, we made capital expenditures (including the net change in our rental engine pool) of $7.7 million. We expect to make approximately $12.0 million in net capital expenditures in 2006.
Our indebtedness at November 10, 2006 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $240.0 million, and a $50.0 million six-year revolving credit facility, under which we had not outstanding indebtedness; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.
Restricted cash represents the balance of payments made by our customers in advance of the MRO services to be performed under contract. These amounts remain in a trust account until such time as we perform a MRO service covered under the contract and upon completion, the funds are transferred to us. At September 30, 2006 our restricted cash balance was $29.3 million.
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

Senior credit facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At September 30, 2006, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly-owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.
We made optional prepayments under the term loan portion of our senior credit facilities of $40.0 million in 2004, $15.0 million in 2005, $15.0 million on January 27, 2006, $5.0 million on February 24, 2006 and $10.0 on September 27, 2006. These prepayments have been applied against our future scheduled prepayments and we do not have a scheduled payment until December 2011.
From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million and have been repaid within approximately 12 weeks from the draw down date.
We enter into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. On October 12, 2004, we entered into a series of sequential collar transactions. The following table summarizes our outstanding collar transaction:

Notional Amount	Term	Floor Strike Rate	Cap Strike Rate

$75,000,000	March 27, 2006 – December 27, 2006	2.40% (plus applicable margin)	5.25% (plus applicable margin)

Senior credit agreement covenant compliance
Our senior credit facilities contain various restrictive operating and financial covenants. Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply could result in a default under our senior credit facilities and permit our senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse affect on our liquidity, including on our ability to make payments on our other indebtedness and our ability to operate our business. We believe that the two most material financial covenants under our senior credit facilities are the consolidated leverage ratio and the consolidated net interest coverage ratio, which are both based on Adjusted EBITDA, as defined in our senior credit facilities.
The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 5.75 to 1 at September 30, 2006. At September 30, 2006, our outstanding debt net of cash was $438.8 million and Adjusted EBITDA for the last twelve months ended September 30, 2006 was $100.2 million, resulting in a consolidated leverage ratio at September 30, 2006 of 4.38 to 1, compared to outstanding debt net of cash of $448.5 million at December 31, 2005 and Adjusted EBITDA of $97.8 million for the year ended December 31, 2005, resulting in a consolidated leverage ratio at December 31, 2005 of 4.58 to 1.
The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to cash interest expense of at least 2.25 to 1 at September 30, 2006. For the four quarters ended September 30, 2006, our cash interest expense was $35.6 million, resulting in an interest coverage ratio of 2.82 to 1 at September 30, 2006, compared to cash interest expense of $33.5 million for the four quarters ended December 31, 2005, resulting in an interest coverage ratio of 2.92 to 1 at December 31, 2005.
We are currently in compliance in all material respects with the covenants in the senior credit facilities. We do not anticipate that the cost savings commitment under the KAC settlement will result in noncompliance with the financial covenants in our senior credit facility. For additional discussion of the risks associated with such non-compliance, see “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 and “—Kelly Air Force Base Subcontract.”
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

The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

			Last 12 months
	January 1 –	October 1 –	ended
	September 30,	December 31,	September 30,
	2006	2005	2006
	(In millions)
Net income (loss)	$16.7	$(63.1)	$(46.4)
Add:
Depreciation and amortization	19.4	6.3	25.8
Interest expense, net	29.0	9.6	38.5
Provision (benefit) for income taxes	1.9	(6.9)	(5.0)
Non-recurring expenses (1)	6.1	2.5	8.6
Non-recurring impairment (2)	—	77.1	77.1
Management fee	1.1	0.5	1.6

Adjusted EBITDA	$74.2	$26.0	$100.2

(1)	We incurred $6.1 million in costs associated with a charge under a fixed price per engine utilization contract, professional fees and other costs associated with the KAC contractual review and a fixed asset write-off during the nine month period ended September 30, 2006. We incurred $2.5 million in non-recurring professional fees associated with contractual review and employee exit costs during the period October 1, 2005 to December 31, 2005.

(2)	We incurred $77.1 million in goodwill and intangible asset impairment in accordance with SFAS 144 and SFAS 142 related to the potential loss of, or changes to, the Kelly Air Force Base subcontract during the period October 1, 2005 to December 31, 2005.

Senior subordinated notes
Our senior subordinated notes have an interest rate of 8 1/4% and mature on September 1, 2014. We are required to make interest payments on these notes each year on March 1 and September 1. Prior to September 1, 2007, we may redeem up to 35% of the original principal amount of the notes at a premium with the proceeds of certain equity issuances. Additionally, prior to September 1, 2009, we may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes redeemed, plus an applicable premium and at any time on or after September 1, 2009, we may redeem all or a portion of the notes at pre-determined premiums. The notes are guaranteed on a senior subordinated basis by all of our subsidiaries that provide guarantees under our senior credit facilities.
Cash flows
The following table sets forth our combined cash flows for the periods indicated:

	Nine months	Nine months
	ended September	ended September
	30, 2006	30, 2005
	(In thousands)
Net cash provided by (used in) operating activities	$16,880	$(5,567)

Net cash used in investing activities	(7,697)	(13,215)

Net cash used in financing activities	(32,555)	(2,058)

Effect of exchange rate changes on cash and cash equivalents	550	(566)

Net decrease in cash and cash equivalents	$(22,822)	$(21,406)

Net cash provided by (used in) operating activities
Net cash provided by operating activities for the nine months ended September 30, 2006 was $16.9 million. The net cash provided was primarily attributable to net income and a $10.7 million increase in accounts payable levels. This net cash provided by operating activities was offset by a $10.1 million increase in accounts receivable and a $16.4 million increase in inventory, primarily work in process, as shop levels continue to be strong.
Net cash used in operating activities for the nine months ended September 30, 2005 was $5.6 million. The net cash used was a result of a $6.6 million increase in accounts receivable levels and a decrease in accounts payable associated with the repayment of $32.9 million payable relating to our use of U.S. government-owned inventory at the former Kelly Air Force Base. This was offset by net income during the period and a decrease of $1.9 million in inventory, prepaid expenses and other current assets.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the nine months ended September 30, 2006 was $7.7 million, which was primarily due to capital expenditures related to net changes in our rental engine pool. Net cash used in investing activities for the nine month period ended September 30, 2005 was $13.2 million, which was primarily due to capital expenditures related to our CF34 program and net changes in our rental engine pool.

Net cash used in financing activities
Net cash used in financing activities during the nine months ended September 30, 2006 was $32.6 million. We made an optional prepayment of $15.0 million on January 26, 2006, an optional prepayment of $5.0 million on February 28, 2006 and on September 27, 2006 we made an optional prepayment of $10.0 million under the term loan portion of our senior credit facilities. These payments have been applied against our future scheduled prepayments, and we do not have a scheduled payment until December 2011. At September 30, 2006, we had no outstanding draws on our revolving credit facility.
Net cash used in financing activities during the nine months ended September 30, 2005 was $2.1 million. On February 28, 2005, we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment has been applied against our future scheduled prepayments and we do not have a scheduled payment until December 2011. This prepayment has been offset by $8.0 million of borrowings against our revolving credit facility. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the acquisition of the maintenance, repair and overhaul businesses of Dunlop Standard Aerospace Group Limited from Meggitt PLC.

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
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of September 30, 2006, we have $240.0 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.3 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. The credit agreement requires that 50% of total debt is fixed and, or, covered under interest rate protection arrangements described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”
     Derivatives used to hedge the variable cash flows associated with $75.0 million of existing variable-rate debt with interest rate collar is as follows

		Maximum	Minimum
Notional amount	Period hedged by interest rate collar	interest rate(1)	interest rate(1)

$75.0 million	March 27, 2006 - December 27, 2006	5.25%	2.40%

(1)	Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts and options. We expect to continue to enter into financial hedges, primarily option contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 30, 2006, we had purchased foreign currency option contracts with an aggregate notional amount of $15.7 million to buy Canadian Dollars at 1.15 and sold option contracts with an aggregate notional amount of $15.3 million to sell Canadian Dollars at 1.1772. In addition, we had purchased foreign currency option contracts with an aggregate notional amount of $3.0 million to buy Euros at 1.21 and sold option contracts with an aggregate notional amount of $2.9 million to sell Euros at 1.19.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006 due to the restatement of previously issued financial statements and the existence of the material weaknesses in our internal control over financial reporting at September 30, 2006 described below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weaknesses
As previously reported in our annual report on Form 10-K for the fiscal year ended December 31, 2005, management concluded that two material weaknesses in our internal control over financial reporting existed at December 31, 2005. The Public Company Accounting Oversight Board’s Audit Standard No. 2 defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified as having been in existence as of December 31, 2004 and through September 30, 2006.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, involved in certain legal proceedings arising in the normal course of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers compensation claims. We establish reserves in a manner that is consistent with Generally Accepted Accounting Principles for costs associated with such matters when liability is probable and those costs are capable of being reasonably estimated. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we do not believe that the outcome of any currently existing proceedings, either individually or in the aggregate, is likely to have a material adverse effect on our business or our consolidated financial position.
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
Approximately 31.2% and 27.6% of our revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, were generated from providing MRO services to the U.S. Air Force pursuant to our contract with Kelly Aviation Center, LP, or KAC. While we anticipate that the proportion of our revenues that we earn under the Kelly Air Force Base subcontract will be reduced in future periods due to the amendment to the subcontract as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract,” this subcontract will remain a key to our future prospects and the loss of, or further materially adverse changes to, the amended Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. Additionally, if this subcontract is terminated for any reason, including future disputes with KAC, because KAC is not awarded further extensions under the prime contract with the U.S. Air Force, as a result of its expiration or otherwise, our results of operations and liquidity would be materially adversely affected. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

4.1
Senior Subordinated Note Indenture with respect to the 8 1/4% Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

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

10.24
Amendment No. 92 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed, dated as of July 11, 2006 (incorporated by reference for Exhibit 10.1 of Standard Aero Holdings, Inc.’s Form 10-Q for the quarterly period ended June 30, 2006, filed August 14, 2006).

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

STANDARD AERO HOLDINGS, INC.
Dated: November 10, 2006	/s/ DAVID SHAW
	Name:	David Shaw
	Title:	Chief Executive Officer (principal executive officer)

Dated: November 10, 2006	/s/ BRADLEY BERTOUILLE
	Name:	Bradley Bertouille
	Title:	Chief Financial Officer (principal financial and accounting officer)