Form 10-K
period 2006-12-31
Standard Aero Holdings Inc.
filed 2007-03-13
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-124394

STANDARD AERO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0432892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500-1780 Wellington Avenue,	R3H 1B3
Winnipeg, Manitoba, Canada	(Zip Code)
(Address of principal executive office)

Registrant’s telephone number, including area code:
(204) 987-8860

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of March 9, 2007.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

•	our ability to design, implement and maintain controls and procedures designed to prevent material weaknesses, which could cause us to fail to meet our periodic reporting obligations or result in errors or restatements;

•	general conditions in the military, regional or business aviation industry;

•	military spending and outsourcing trends;

•	the size and age of the installed base of engines that we service;

•	inflation, interest rates, exchange rates, market and monetary fluctuations and other risks related to our international operations;

•	the effect of, and changes in, regulation and government policy;

•	our ability to increase market share and control expenses;

•	our ability to keep pace with technological changes;

•	the impact of general economic conditions on our customers;

•	our ability to obtain new contracts and authorizations to service existing and new engines;

•	returns on our investment in new engine programs; and

•	our success at managing the risks of the foregoing.

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

The financial statements in this report include the consolidated financial statements of Standard Aero Holdings, Inc. (the “Company” or “Standard Aero”) and its subsidiaries subsequent to the Acquisition and also include the combined financial statements of the Predecessor prior to the Acquisition. The combined financial statements and financial data of the Predecessor are presented for comparative purposes and include the MRO business of Dunlop Standard. Unless otherwise noted, references to the Company, we, us and our refer to Standard Aero Holdings, Inc. and its subsidiaries. Our fiscal year is the year ending December 31 of the corresponding calendar year. As discussed in Note 1 to our financial statements, the Acquisition resulted in a new basis of accounting for us. In some cases, for ease of comparison purposes, financial data for the period from August 25, 2004 through December 31, 2004 has been added to financial data of the Predecessor for the period from January 1, 2004 through August 24, 2004 to arrive at a 12-month combined period ended December 31, 2004. This unaudited combined data may be referred to herein as the year ended December 31, 2004 or 2004.

Our Company

We are a leading independent provider of aftermarket MRO services for gas turbine engines used primarily for military, regional and business aircraft. We provide MRO services on a wide range of aircraft and industrial engines and provide our customers with comprehensive, value-added maintenance engineering and redesign solutions. For the year ended December 31, 2006, we generated revenues of $778.8 million.

We believe we are differentiated from our competitors and are well positioned in the MRO markets we service as a result of our customer relationships, our advanced engine maintenance expertise, our parts repair technology, our rapid service turnaround times, the substantial investments we have made in our facilities, the service authorizations that we have obtained from original equipment manufacturers, or OEMs, and the large and growing installed base of engines that we service. For the year ended December 31, 2006, we generated approximately 88% of our revenues from servicing engine platforms for which we believe we had the largest or second-largest worldwide market share among all service providers. Generally, manufacturer specifications, government regulations and military maintenance regimens require that aircraft engines undergo MRO servicing at regular intervals or upon the occurrence of certain events. As a result, we believe that the market for MRO services is less cyclical than other sectors of the aerospace industry related to the manufacture of new aircraft.

In recent years, the U.S. military and other militaries around the world have increasingly outsourced MRO services to private enterprises. This trend has grown as the engine MRO services for U.S. and other military customers are generally performed at large, dedicated facilities, or depots. In its 2006 fiscal year, the U.S. Department of Defense spent approximately $28.4 billion on depot-level maintenance, which refers to major repairs or overhauls, of which nearly 47% was outsourced to the private sector. Moreover, the average age of U.S. military aircraft is approximately 23 years and increasing, driven by the low replacement rate and reduced new aircraft procurement spending during the 1990s. We believe the aging of the U.S. military aircraft fleet will continue to result in a need for MRO services.

We believe that we occupy a strong position in the market for MRO services for regional jet engines. The AE3007 and CF34 engines that we service were placed on approximately 99% of new regional jets delivered in 2006. We have been a Rolls-Royce authorized service provider for the AE3007 since 1992 and we estimate that we achieved approximately 44% share of the worldwide MRO market for this engine in 2006. In 2001, we obtained a 10-year authorization from General Electric to be the first authorized independent MRO service provider for the CF34 engine. In 2004, we negotiated an additional 10-year extension to our CF34 agreement that extends our authorization to 2021. We anticipate that MRO service requirements for these engines will increase over the next several years as the hours and cycles of operation across the installed base of these engines increase and as these engines, in particular the CF34, reach their first major maintenance intervals.

We expect that demand for MRO services in the regional jet market will continue to increase and that because of our position in the CF34 engine market, we are well positioned to benefit from this growth. The regional airline market has grown dramatically since the introduction of regional jets in 1992. Regional airlines’ revenue passenger miles increased from 1.9 billion in 1992 to 71.1 billion in 2006, representing a 14-year compound annual growth rate of 29%. The regional jet fleet is projected to grow at an annual rate of 4.3% through 2015. This growth is being driven by the economic benefits that airlines can realize from regional jets, including replacing larger aircraft with regional jet aircraft in order to more closely match seating capacity with specific route demand and offering greater flight frequency throughout airlines’ route structures. Embraer and Bombardier together lead the market for new regional jets, with an estimated 99% combined share of new jet deliveries in 2006.

We also provide MRO services on engine platforms used in non-aviation applications as well as comprehensive maintenance service solutions, control systems upgrades and retrofits and engineering solutions to power generation, mechanical drive, and cogeneration markets. Additionally, following our successful operational redesign of the former Kelly Air Force Base we started our Enterprise Services business to include services relating to the design and implementation of operational redesigns to military and non-military MRO operations. In April 2005, the United States Air Force awarded Battelle a 10-year contract to design, develop, implement and deliver a lean and cellular transformation of the aircraft, engines and commodities MRO processes and industrial facilities at the Oklahoma City Air Logistics Center and a 2-year contract to design, develop and implement cellular designs for C-130 and F-16 depot maintenance lines at the Ogden Air Logistics Center. Our Enterprise Services business has been chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign services under these contracts. For the year ended December 31, 2006, we generated revenues of $44.9 million under these contracts.

Business Segments

We operate in two principle operating segments: (1) Aviation Maintenance Repair and Overhaul (MRO), and (2) Enterprise Services. Aviation MRO is our only reportable segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an Enterprise and Related Information.” For additional information regarding our Segments, please see Note 16 to our financial statements included under Item 15 of this report.

Our Aviation MRO operating segment consists of the comprehensive MRO services that we provide on a wide range of gas turbine engines utilized on regional, military, business aircraft and non-aviation applications. Our comprehensive MRO services include scheduled and unscheduled engine MRO and accessory shop visits, on-wing and field service support, engine and accessory reliability management tools, spare engine and component support, proprietary repair processes, custom build specifications and fleet management. During 2006, our Aviation MRO operating segment generated revenues of $734.0 million, which represented 94% of our total revenues for the year.

Our Enterprise Services operating segment provides design and implementation of operational redesigns. We commenced our Enterprise Services business in 2002 following our successful experience in redesigning the former Kelly Air Force Base in order to respond to requirements of the military for redesign of certain maintenance facilities and practices. During 2006, our Enterprise Services operating segment generated revenues of $44.9 million, under our subcontracts with Battelle.

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

Engine platforms serviced.  The following table provides summary information regarding the primary engine platforms we service:

	2006	Date Introduced/
	Revenues	Date First Serviced	Estimated Product
Engine	(In millions)	by us	Life-Cycle Stage	Primary Applications

Aviation
Rolls-Royce T56	$276.1	1954/1960	Declining	Military aircraft including C-130 A-H Hercules; P-3 Orion; E-2C Hawkeye
Rolls-Royce AE3007	$118.3	1996/1997	Mature	Embraer RJ135/140/145 regional jets; Cessna Citation X business jets
Rolls-Royce Model 250	$67.4	1967/1967	Mature	Wide range of commercial and military helicopters, including the Bell Jet Ranger and OH-58 Kiowa
Rolls-Royce AE2100	$22.7	1991/1993	Growth	Military and regional aircraft including C-130J Hercules, C-27 Spartan, Saab 2000
General Electric CF34	$46.3	1995/2002	Growth	Bombardier regional and business jets; Embraer ERJ170/190 regional jets
Pratt & Whitney Canada PT6A	$86.1	1964/1986	Mature	Wide range of commercial and military turboprop aircraft, including Raytheon King Air series business turboprops; T-6A Texan military trainers
Pratt & Whitney Canada PW100	$69.0	1984/1993	Mature	ATR 42/72, Embraer 120 and Dash 8 series regional turboprops

Repair and overhaul process.  The stages of the engine overhaul process include the following:

•	Disassembly, cleaning, and parts inspection. After we receive an engine for repair and overhaul, our technicians disassemble the unit into its parts, a process that requires special tooling and expertise. Each part is identified to ensure traceability throughout the MRO process. The parts are then cleaned and inspected in accordance with specifications for serviceable material condition, structural integrity, and dimensional tolerances. Our technicians record the condition of the parts, prepare work orders for repairable parts, and order replacement parts as required. The information we gather during inspection of the engine parts enables us to prepare a detailed cost estimate.

•	Parts re-manufacturing and replacement. The next phase of the MRO process involves the re-manufacturing of repairable parts, issue of replacement parts from our inventory, and procurement of any parts we do not routinely stock. We seek to remanufacture parts or offer used serviceable replacement parts to our customers as an alternative to new parts. Our parts re-manufacturing capabilities include extensive machining, welding, brazing, metalizing, heat treatment, metal reshaping, surface refinishing and coating processes. Repairs to individual parts are performed in accordance with OEM and government-approved specifications and may involve more than fifty discrete process steps to complete. Although we subcontract a small number of processes to third parties, the majority of the re-manufacturing work is done in our own

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

•	Re-assembly, engine testing, and outbound logistics. The engine is then reassembled, with technicians recording the completion of all tasks and documenting the results of inspections that impact engine performance. The engine is then installed in a test fixture and tested in accordance with OEM and government approved specifications to check for leakages, fuel efficiency, operating temperature range and power output. An engine, which has gone through a complete overhaul, must meet the OEM’s performance and safety specifications. It is then classified as a zero time engine, meaning that it can operate for the same number of hours before the next major maintenance event as a new engine. Upon successfully completing all performance tests and final inspection criteria, the engine is packaged for outbound shipment to the customer. Engines are generally shipped via third party ground transportation carriers.

Engine leasing program.  When a customer transfers an engine to us for repair and overhaul work, we may lease or rent an engine of the same type to the customer so that the customer can continue to operate its aircraft. We keep an inventory of flight-ready engines for most of the engine platforms that we service. The net book value of our engines and modules inventory was $27.1 million at December 31, 2006.

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

We currently have OEM authorization or licenses for all of the engine platforms that we service. In 2006, we entered into a 10 year Service Center Agreement with Honeywell to provide GTCP36-100/150 and RE220 Auxiliary Power Unit repair and overhaul services for the airline market. In addition, we became a Rolls Royce Authorized Military Overhaul Facility (“AMOF”) in support of our KAC subcontract in San Antonio, Texas.

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

Customers and Significant Contracts

We service approximately 1,300 customers. Our two largest customers, Kelly Aviation Center, L.P. (“KAC”) and Rolls-Royce Corporation, accounted for approximately 26% and 17% of our revenues in 2006, respectively. Revenues from KAC are those subcontracted under the Kelly Air Force Base subcontract, and revenues from Rolls-Royce are generally provided on a subcontract basis to regional airlines that have entered into AE3007 “power by the hour” contracts with Rolls-Royce.

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

Several of our significant customer contracts are set forth below:

Kelly Air Force Base T56 subcontract:  In February 1999, a team comprised of Oklahoma City Air Logistics Center (“OC-ALC”) and KAC won a contract pursuant to which the U.S. Air Force outsourced its engine MRO operations at the former Kelly Air Force Base in San Antonio, Texas. As the prime contractor, OC-ALC subcontracts all Rolls-Royce T56 engine MRO services at the facility to KAC, which then subcontracts such services to us. The original subcontract, awarded in 1999, was for MRO labor services only. In October 2003, the scope of the subcontract was expanded to include the supply of materials. The subcontract’s original term ran through 2006 with the potential to earn performance-based annual extensions through 2014. The amended agreement provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February 2010 and will be extended for additional years to February 2014 if and when annual option years are awarded to the prime contractor. For further discussion, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract.”

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

Well-positioned to benefit from current industry trends.  We believe that we are well positioned to benefit from current industry trends. Moreover, we believe that our success in transforming the former Kelly Air Force Base facility and delivering substantially improved war-readiness rates and reduced costs to the U.S. military position us to compete effectively for future military outsourcing and MRO facility redesign contracts. Additionally, as the only OEM-authorized provider of MRO services for both of the Rolls-Royce AE3007 and the General Electric CF34 engines, our investment in advanced facilities to handle current and future MRO demand for these engines positions us to benefit from anticipated engine MRO growth in the regional jet sector. Finally, because many military, regional and business aircraft share related engine platforms, such as GE’s CF34 (for deployment on commercial aircraft) and TF34 (for deployment on military aircraft), we believe that we are well-positioned to adapt our MRO capabilities and facilities for additional applications without incurring significant additional fixed costs. For example, we hold a contract with the U.S. Army to service the Rolls-Royce T703 engines that power its OH-58 Kiowa Warrior helicopters, building on our experience with that engine in commercial applications.

Experienced management team with proven track record.  Our operations are led by an executive management team that has been working together for approximately 20 years and whose members have an average of over 21 years of industry experience. Our management team has a proven record in winning new business, reducing costs, improving working capital management and implementing other initiatives to increase operating efficiencies.

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

Capitalize on our advanced facilities.  We intend to capitalize on the significant investments that we have made in our MRO facilities, including our CF34 facility. We believe that the resulting capacity available at our facilities positions us to handle the MRO volume over the next twelve months but may require additional investment to meet long term growth. We also intend to further distinguish ourselves from our competitors by increasing our operational efficiency at all of our facilities by further reducing our turnaround times, developing unique MRO intellectual property on repairs and processes and improving our parts inventory and working capital management.

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

Aviation plc, MTU Aero Engines and Rolls Wood Group. We also compete with independent MRO service providers that do not have authorization from the OEMs or hold limited approvals or licensing agreements from the OEMs that only allow for the repair of certain components of engines such as Chromalloy Gas Turbines. These competitors may have strong and long-term customer relationships and greater financial resources than us.

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

Employees

As of December 31, 2006, we had approximately 2,500 employees worldwide. Of our employees, approximately 40% work in the United States, 51% work in Canada, 8% work in the Netherlands and 1% work in other offices around the world, including Singapore, Australia, the United Kingdom, Spain and France. Our employees in the Netherlands are included under a government bargaining unit. We believe that our relations with employees are strong and we have not experienced a material work stoppage or strike.

Raw Materials

We depend on certain component parts and material suppliers for our MRO operations. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. In 2006, Rolls-Royce and Pratt & Whitney Canada were our two largest suppliers, accounting for approximately 30% and 17%, respectively, of our parts purchases. In 2006, we purchased an additional 33% of our parts purchases from the Defence Logistics Agency and Aviall, Inc. in support of our Rolls-Royce T56/501D and Model 250 businesses. The loss of any of these key suppliers could have a material adverse effect on our business. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced.

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

Approximately 26% and 31% of our revenues for the year ended December 31, 2006 and the year ended December 31, 2005, respectively, were generated from providing MRO services to the U.S. Air Force pursuant to our contract with Kelly Aviation Center, LP, or KAC. While we anticipate that the proportion of our revenues that we earn under the Kelly Air Force Base subcontract will be reduced in future periods due to the amendment to the subcontract as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract,” this subcontract will remain a key to our future prospects and the loss of, or further materially adverse changes to, the amended Kelly Air Force Base subcontract would have a material adverse effect on our revenues and liquidity. Additionally, if this subcontract is terminated for any reason, including future disputes with KAC, because KAC is not awarded further extensions under the prime contract with the U.S. Air Force, as a result of its expiration or otherwise, our results of operations and liquidity would be materially adversely affected. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Kelly Air Force Base Subcontract” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

A significant portion of our revenues are derived from contracts, directly or indirectly, with the U.S. military that are subject to U.S. Government contracting rules and regulations.

Approximately 37% of our revenues for the year ended December 31, 2006 and December 31, 2005 were generated from providing services to U.S. military end-users, including to the U.S. Air Force through our subcontract to provide MRO services at the former Kelly Air Force Base. These revenues depend on the U.S. Government’s continued commitment to, and funding of, the programs under contract with us or the customers for whom we act as a subcontractor for such programs. The terms of defense contracts with the U.S. Government generally permit the government or the prime contractor to terminate or modify contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract by the Government, including for non-performance, a change in the government’s procurement priorities, in connection with a transfer of control or assignment of a contract, or for any other reason, a reduction in the volume of contracts or subcontracts awarded to us, or substantial cost overruns could adversely affect our results of operations. We also face the risk that the U.S. Government may unilaterally suspend our customers, the prime contractor with whom we subcontract or us from new contracts in the event of any alleged violations of procurement laws or regulations. In addition, our subcontracts may be terminated or we may be required to renegotiate terms of our military contracts if the U.S. Government threatens to terminate the contract of a primary contractor through whom we provide services. If we fail to renegotiate with the primary contractor, we and the primary contractor may lose all our business related to such contract.

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

A decline in the operational tempo of the U.S. military could reduce aircraft engine maintenance cycles, which could adversely affect our results of operations. The frequency of maintenance cycles is largely dependent on levels of engine utilization and correlates to the frequency of aircraft deployment. For example, our results of operations in prior periods, particularly in 2004, were impacted significantly by the increased operational tempo of the U.S. military, which resulted in increased MRO events for T56 and other engines. Since 2004, we have observed a reduction in the operational tempo of the U.S. military and expect that the operational tempo of the U.S. military will be slightly lower in 2007 than it was in 2006. Continued reduction in operational tempo in future periods may reduce the demand for our services, which could adversely impact our results of operations.

Decreases in spending or outsourcing by our military end-users could materially reduce our revenues and adversely affect our financial condition.

Services to our military end-users accounted for approximately 47% of our revenues for the year ended December 31, 2006 and 46% of our revenues for the year ended December 31, 2005. The U.S. military and the Canadian Air Force are our two largest military end-users, representing approximately 37% and 3% of our revenues for the year ended December 31, 2006, respectively. Defense spending by U.S., Canadian and European governments has fluctuated in recent years, at times resulting in reduced demand for our services. Growth in sales to our military customers depends on continued outsourcing by military end-users of certain MRO functions. This outsourcing may cease or decrease in the future. U.S. federal law currently prevents the U.S. military from outsourcing more than 50% of depot-level maintenance without a waiver from the Secretary of Defense, and we believe that the military is approaching this threshold. Additionally, the retirement of mature aircraft from the U.S. military may decrease the need for our MRO services.

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

Aircraft engine manufacturers, including Rolls-Royce and General Electric, in addition to providing authorizations to service the engines they manufacture, are also significant customers as a result of subcontracting MRO services to us for contracts they have with their end customers. MRO services subcontracted to us by Rolls-Royce accounted for approximately 17% of our revenues for the year ended December 31, 2006 and approximately 15% of our revenues for the year ended December 31, 2005. Our results of operations could be adversely affected if these OEMs modify pricing, modify workscope requirements or reduce the volume of engines subcontracted to us, either because of decreased demand by their end users or because of an increase in the volume of MRO services provided directly by the OEMs.

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

We have incurred significant up-front costs to obtain our OEM authorizations and to establish facilities for our regional jet platforms: the CF34 and the AE3007. Our investments in these platforms may not yield the returns that we anticipate. The realization of additional revenues from these engine platforms is subject to a number of important risks and uncertainties, including the following:

•	The current CF34 engine MRO market is currently based on unscheduled maintenance events and General Electric-sponsored upgrade campaigns, which results in uncertainty in revenues. We do not anticipate scheduled MRO activity on this engine platform until 2007 when the first volume of expected scheduled maintenance events come due.

•	Because customers of CF34 MRO services are limited in number and because the contracts for these services could be long term in nature, to the extent that these customers enter into contracts with other MRO providers, we could effectively be precluded from competing for this business for a significant period of time.

•	The CF34 engine has proven to be significantly more reliable than most other small turbofan engines, with the first major required MRO event for CF34 engines occurring between 9,000 and 18,000 cycles, depending on the model, as compared to 4,000-6,000 hours/cycles for other turbofan engines. As a result, our service volumes for the CF34 engine may be lower than for other engines with higher scheduled maintenance frequencies.

•	We are currently the only independent authorized MRO provider for the CF34 in North America. Our ability to win new business for this platform could be adversely affected by increased competitive pressure if General Electric authorizes additional independent service providers or if General Electric expands its existing in-house MRO capabilities.

•	We depend on Rolls-Royce for a significant portion of our AE3007 business as we provide services for Rolls-Royce on certain engines for which they have “power-by-the-hour” contracts with the end-user. Rolls-Royce maintains its own MRO facility and may elect to service a greater proportion of AE3007 engines in-house or further change the pricing or level of workscopes that we receive.

•	We have based our business plan, in part, on the assumption that the worldwide regional jet fleet and the associated maintenance requirements will continue to grow. Over time our anticipated returns from our regional jet business could be adversely affected if new production demand or passenger traffic results in lower than anticipated engine production in this market.

•	Our regional airline customers and end users operate under service agreements with the major airlines. We depend on these regional airlines for a significant portion of our CF34 and AE3007 revenues. Our anticipated returns from our regional jet business may be impacted by the financial stability of the major airlines and their regional partners. We may be adversely affected by early termination of aircraft leases, inability to re-market surplus aircraft, reduction in aircraft utilization, early termination of MRO service agreements, deferral of maintenance requirements and inability of our airline customers to honor their financial commitments.

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

We have entered into multi-year, fixed-price contracts (including fixed-price arrangements based on engine utilization) with some of our customers, in which we have agreed to service engines for a price determined based on then-existing engine maintenance and usage data. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, including the actual condition of the customer’s engine fleet and our ability to inspect the condition of the customers’ aircraft prior to bidding. We bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. In such cases, we may be unable to estimate the existence or the magnitude of losses until engines are delivered to us, despite any prior experience under the contract. Our ability to terminate fixed-price contracts is generally limited, and we may be subject to liquidated damages in the event we elect early termination. We incurred a $3.7 million charge in 2006 relating to a fixed price contract whereby the future costs under the contract are expected to exceed the revenue.

Material weaknesses in our internal control over financial reporting have previously resulted in material misstatements in our financial statements that required us to restate certain of our historical financial statements. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud.

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have previously identified accounting errors in certain of our financial statements that necessitated restatements of certain of our financial statements. Such accounting errors resulted from control deficiencies in our internal control over financial reporting constituting material weaknesses as defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2. Specifically, our management concluded that our failure to maintain effective controls over the valuation and presentation of our loss-contract accrued liability and over the valuation of discounts for parts that are recorded within our accounts receivable account each constituted material weaknesses and resulted in the errors that necessitated the restatement. See Item 9A, “Controls and Procedures.” We cannot be certain that other material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to design, implement and maintain controls and procedures designed to prevent additional material weaknesses could cause us to fail to meet our periodic reporting obligations or result in additional errors and material misstatements not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, to be filed in early 2008. Such a failure could also cause investors to lose confidence in our reported financial information.

A significant portion of our revenues is generated from engine platforms that are mature or declining. If we are unable to offset the resulting declines in revenues as engines are retired, our results of operations will be adversely affected.

The long-term prospects of our business depend in part on the size of the installed base across the engine platforms we service. A significant portion of our revenues is generated from engine platforms that are mature and for which the installed base is flat or is declining, including the T56, AE3007, Model 250, PT6 and PW100 engine platforms. We expect the installed base of T56 engines currently in service in the U.S. and Canadian militaries to decline by approximately 360 engines by 2016 due largely to P-3 Orion retirements and C-130A-H replacements by C130Js, and cannot assure you that the installed base for these engines will not decline more rapidly than we expect. Although aircraft currently powered by T56 engines are being replaced with aircraft powered by the AE2100, for which we also provide MRO services, we do not expect the loss in revenues due to the retirement of T56-powered aircraft to be fully offset by revenues from AE2100-powered aircraft due to the time lag between the deployment of AE2100-powered aircraft and their first scheduled maintenance events and the types and frequency of MRO services that we may be called upon to provide for these engines. If we are unable to offset the declining installed base with price increases, market share gains, or services for new or additional platforms, or if such new or additional platforms are not used as widely or at as high a rate as the engines that we currently service, our results of operations will be adversely affected.

Competition in our business is intense and concentrated given the market in which we participate and the range of services that we provide within that market.

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

We depend on certain component parts and material suppliers for our MRO operations. Our authorizations from OEMs often require that we purchase component parts from the OEMs or their designated distributors. During the year ended December 31, 2006, parts purchases from Rolls-Royce and Pratt & Whitney Canada accounted for 30% and 17% of our total parts purchases, respectively. During the year ended December 31, 2006, we made an additional 33% of our total parts purchases from the Defense Logistics Agency and Aviall, Inc., a parts distributor that is the exclusive distributor for certain Rolls-Royce engines. The loss of any of these key suppliers could have a material adverse effect on our business and results of operations. We have at times experienced delays in receiving component parts and raw materials from our key suppliers, and any significant future delays could have a material adverse effect on our business and results of operations. If we had to develop alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, business could be lost and margins could be reduced.

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

The foregoing factors, among others, many of which are beyond our control, may have a material adverse effect on our business, financial condition or results of operations.

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

Our business is subject to certain risks associated with doing business internationally. Most of our operations are in the United States and Canada, but we also have operations in other markets and may, in the future, expand organically or through acquisition into additional markets. We have a presence in six different countries with facilities in five of those countries. The revenues of our non-U.S. subsidiaries represented 46% of our total revenues in the year ended December 31, 2006 and 45% of our total revenues for the year ended December 31, 2005. International operations are subject to many additional risks, including:

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

Acquisitions and business combinations may prove risky for us.

We intend to pursue acquisitions or business combinations involving us or any of our subsidiaries that we believe may present opportunities to enhance our market position, extend our technological capabilities, realize significant synergies, operating expense reductions or overhead cost savings or otherwise benefit our stockholders. This strategy will depend in part on whether any suitable acquisitions or other business combination opportunities are available at acceptable valuations and the ability to finance the purchase price of any acquisitions. Any such acquisition or business combination could present a variety of risks, including:

•	the incurrence of any debt or contingent liabilities and an increase in interest expense, amortization expense related to intangible assets, and possible goodwill impairment charges;

•	our failure to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator despite any investigation we make before the acquisition;

•	our inability to integrate the operations, technology and personnel of the acquired company;

•	the diversion of management’s attention from our core operations as they attend to any transactional or business integration issues that may arise;

•	our loss of key personnel of the acquired company; and

•	our becoming subject to material liabilities as a result of failure to negotiate adequate indemnification rights.

As a result of these factors, if an acquisition or business combination were to occur, our business, financial condition or results of operations could be materially adversely affected.

The indenture governing our notes restricts our ability to engage in certain mergers or other similar transactions. In addition, upon the occurrence of certain changes of control of us, we will be required to offer to repurchase our notes. However, the indenture will not prohibit us from engaging in all transactions, including certain acquisitions and other business combinations involving us or any of our subsidiaries that could have the effect of substantially increasing our level of indebtedness or otherwise result in significant changes to our capital structure.

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

We have a significant amount of indebtedness. Our indebtedness as of March 8, 2007, consisted of:

•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $212.5 million, and a $50.0 million six-year revolving credit facility, under which we had $2.0 million outstanding indebtedness;

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.

Our high degree of leverage could have significant consequences for the holders of our notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our notes;

•	increase our vulnerability to a downturn in general economic and industry conditions or in our business;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to market conditions, including changes in our business and the industry in which we operate and place us at a competitive disadvantage compared to other providers of MRO services that have less debt;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	limit our ability to make capital expenditures that are important to our growth and to our ability to maintain our facilities in good working order and repair; and

•	limit, among other things, our ability to borrow additional funds or dispose of assets.

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

As of March 8, 2007, our notes and the subsidiary guarantees are subordinated to $214.5 million of outstanding senior indebtedness and an additional $48.0 million would have been available for borrowing as additional senior indebtedness under the revolving credit portion of our senior credit facilities, subject to certain conditions. We are permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture relating to our notes.

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

The guarantors of our notes only include our restricted U.S. and Canadian subsidiaries. However, the historical consolidated and combined financial statements and the combined financial data included in this report include all of our domestic and foreign subsidiaries. Our non-guarantor subsidiaries generated approximately 11% of our revenues for the year ended December 31, 2006 and approximately 13% of our revenues for the year ended December 31, 2005, and as of December 31, 2006, our non-guarantor subsidiaries held approximately 9% of our total assets. In addition, we have the ability to designate certain of our subsidiaries as unrestricted subsidiaries pursuant to the terms of the indenture, and any subsidiary so designated will not be a subsidiary guarantor of our notes.

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

	Approximate
	Area (Square	Type of Property
Location	Feet)	Interest Held	Use

Winnipeg, Canada	540,000	Owned/Leased	Repair and overhaul
San Antonio, TX	370,000	Leased	Repair and overhaul
Maryville, TN	120,000	Owned	Repair and overhaul
Tilburg, the Netherlands	77,000	Owned	Repair and overhaul
Singapore	23,000	Leased	Repair and overhaul
Vancouver, Canada	8,500	Leased	Sales, repair and field service
Sydney, Australia	8,000	Leased	Repair and overhaul
Concord, NC	6,900	Leased	Sales, repair and field service
Southlake, TX	5,500	Leased	Sales, repair and field service
Montreal, Canada	4,000	Leased	Sales, repair and field service
Oklahoma City, OK	3,000	Leased	Enterprise Services
Ogden, UT	2,700	Leased	Enterprise Services
Calgary, Canada	1,200	Leased	Sales and field service
Seattle, WA	1,000	Leased	Sales and field service
Van Nuys, CA	700	Leased	Sales and field service
Godstone, UK	300	Leased	Sales
Allentown, PA	300	Leased	Sales and field service
Salisbury, NC	300	Leased	Sales
Lafayette, LA	300	Leased	Sales
Fort Lauderdale, FL	290	Leased	Sales

We have multiple facilities in certain of these locations and, generally, our facilities provide services for all our business operations.

Item 3.	Legal Proceedings.

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

The following table sets forth certain of our selected historical financial data including consolidated financial data as of December 31, 2006, December 31, 2005 and the 2004 Post-Acquisition period (which are referred to in the table below under the heading “Successor”) and the combined financial data of the MRO division of Dunlop Standard Aerospace Group Limited (which are referred to in the table under the heading “Predecessor”). The data as of December 31, 2006, December 31, 2005 and the 2004 Post-Acquisition Period have been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date and for such period, which are included elsewhere in this report. The data for December 31, 2004 has been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date, which is not included elsewhere in this report. The data for the 2004 Predecessor period has been derived from the audited combined financial statements of the Predecessor for such period, which is included elsewhere in this report. The data as of December 31, 2003 and 2002 have been derived from the audited combined financial statements of the Predecessor as of such date and for such periods, which are not included elsewhere in this report. You should read this data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the related notes, appearing elsewhere in this report.

	Year Ended	Year Ended	August 25	January 1 —
	December 31,	December 31,	December 31,	August 24,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
		(Successor)			(Predecessor)
	(In thousands, except ratios)
Statements of operations data:
Revenues	$778,844	$760,707	$284,116	$509,385	$545,029	$461,173

Operating Expenses
Cost of revenues	661,542	661,430	249,710	423,368	456,058	382,484
Selling, general and administrative expenses	49,976	52,339	20,974	30,317	37,942	34,268
Amortization of intangible assets	8,585	9,385	3,262	1,835	2,752	2,752
Restructuring costs	—	3,215	—	—	—	—
Goodwill impairment	—	47,377	—	—	—	—

Total operating expenses	720,103	773,746	273,946	455,520	496,752	419,504

Income (loss) from operations	58,741	(13,039)	10,170	53,865	48,277	41,699
Interest expense	38,594	36,440	14,005	4,835	8,118	11,689

Income (loss) before income taxes	20,147	(49,479)	(3,835)	49,030	40,159	29,980
Income tax expense (benefit)	660	(298)	66	15,822	15,163	12,310

Net income (loss)	$19,487	$(49,181)	$(3,901)	$33,208	$24,996	$17,670

Other financial and ratio data:
Capital expenditures, net	$9,662	$13,542	$6,385	$11,710	$16,417	$29,194
Depreciation and amortization	25,490	25,300	8,825	14,229	19,685	18,928
Net cash provided by operating activities	53,331	20,859	19,760	36,966	66,655	495
Net cash used in investing activities	(9,405)	(13,485)	(670,396)	(11,598)	(16,320)	(28,895)
Net cash provided by (used in) financing activities	(52,252)	(10,487)	678,468	(11,841)	(45,088)	12,994
Effect of exchange rate changes on cash and cash equivalents	1,317	(722)	59	(525)	(2,356)	1,383

	At December 31,
	2006	2005	2004	2003	2002
	(Successor)		(Predecessor)
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$17,047	$24,056	$27,891	$22,698	$19,807
Total assets	846,221	843,038	947,162	582,973	578,898
Long term debt	420,295	470,000	487,261	171,419	168,202
Total stockholder’s equity	181,504	161,979	211,151	245,417	257,080

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We typically provide MRO services to our customers under “time-and-materials” arrangements, pursuant to which we charge our customers a price based on the specific work to be performed on each engine. In some cases, this price is based on negotiated hourly rates for labor and for replacement parts. We also provide MRO services under fixed price contracts or under fixed price per engine utilization arrangements, a variation of a fixed-price arrangement pursuant to which customers pay us a negotiated price per hour or cycle that each engine is operated while we assume responsibility for all or a portion of the MRO services for that engine.

Kelly Air Force Base Subcontract

We generated approximately 26% and 31% of our revenues for the years ended December 31, 2006 and December 31, 2005, respectively, by providing MRO services to the United States Air Force as a subcontractor to Kelly Aviation Center, L.P., or KAC, a joint venture between Lockheed Martin, General Electric and Rolls Royce. The original subcontract was awarded in 1999 and ran through February 2006 and KAC previously exercised an option to extend the subcontract for one year to February 2007.

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

While we expect that the cost savings commitment will materially reduce our revenues and Adjusted EBITDA (as defined in our senior credit facility) generated under the KAC subcontract, due to the variability of external factors affecting pricing and profitability under the subcontract, we cannot predict with certainty the impact of the amendment on our results of operations. However, we expect that the cost savings commitment will reduce our Net Income and Adjusted EBITDA generated under the KAC subcontract during 2007 by approximately $8.0 to $11.0 million and $14.0 to $17.0 million, respectively, in each case compared to expected results under the subcontract without the cost savings commitment and assuming historical MRO volumes. We do not anticipate that the cost savings commitment will result in noncompliance with the financial covenants in our senior credit facility.

Trends Affecting Our Business

Military MRO.  The MRO services, including redesign services, that we provide to military aviation end-users contributed in excess of 46% of our revenues for the year ended December 31, 2006 and 45% of our revenues for the year ended December 31, 2005. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under our Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service, the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and C-2 Greyhound aircraft.

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

We have benefited from the historically high utilization rate for aircraft equipped with the T56 engine and the conversion of certain parts from government supplied to contractor supplied. However, due to decreases in fleet utilization, some aircraft retirements and increases in serviceable engine stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. Our T56 MRO revenues, Adjusted EBITDA and Net Income will also be affected by cost-savings commitments contained in the amended agreement made with KAC, see “Risk Factors” and “— Kelly Air Force Base Subcontract.” We do not anticipate that T56 MRO revenues, provided directly or indirectly, to the U.S. military will return to 2004 levels in the foreseeable future. Our T56 MRO services were approximately 10% lower for the year ended December 31, 2006 compared to the year ended December 31, 2005.

We have also benefited in recent periods from an increasing reliance by the U.S. military on outsourcing its MRO services, including aircraft engine MRO services such as those that we provide under the Kelly Air Force Base subcontract and our MRO redesign and transformation services. In the second quarter of 2005, the United States Air Force awarded Battelle a 10-year contract to redesign the MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Enterprise Services business was chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign and transformation services under that contract. Revenues under these contracts were $44.9 million for the year ended December 31, 2006. We continue to perform transformation work for the USAF at the Ogden-Air Logistics Center and have teams in place pursuing similar transformation and process improvement requirements at other U.S. military bases.

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

Regional Jet Engine MRO.  We have invested significant capital in our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 110-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase. Until such time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. AE3007 revenues were approximately 13% higher in 2006 than they were in 2005.

The demand for regional jet travel continued to increase in 2006, and we expect it to continue to increase into the foreseeable future. Nevertheless, changes in competitive and economic factors affecting the major U.S. airlines, such as increased fuel costs, have created uncertainty as to the future characteristics of the regional jet business. Prospects for regional jet operators are uncertain as several major U.S. airlines review their business operations or reorganize under bankruptcy protection. Changes in the industry may, for instance, result in the renegotiation of capacity and codeshare agreements with regional air carriers in an effort by the major airlines to reduce expenses, or could result in the failures of major airlines and potentially regional airlines. Alternatively, it may be that changes in the industry could allow the major U.S. airlines to increase their outsourcing to regional airlines, which could give the independent regional airlines the opportunity to expand their operations.

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

Very Light Jet market.  A very light jet (VLJ) is a small jet aircraft approved for single-pilot operation with a maximum take-off weight of under 10,000 lbs. They are lighter than what is commonly termed business jets and typically seat between three and seven passengers plus one crew member. A number of designs are currently in development, and will feature advanced avionics with glass cockpit technology. VLJs are intended to have lower operating costs than conventional jets, and will be able to operate from runways as short as 3,000 feet and be used in point-to-point air taxi service. In total, over 3,000 VLJs have been ordered from three manufacturers. Cessna Aircraft Company delivered the first ever production VLJ, the six-seater Citation Mustang on November 23, 2006. Cessna has over 300 orders for the Mustang, mainly from owner-operators. Eclipse Aviation, based in Albuquerque, New Mexico, has 2,500 of its Eclipse 500 aircraft on back order. Eclipse has announced that they intend to deliver 515 airplanes in 2007 and eventually plan to have a production capacity of 4 airplanes per day. Adam Aircraft, of Denver Colorado announced that they have an order backlog of 282 of its Adam A700 VLJ offering. Adam has a prototype plane flying with full certification expected in 2007. Magnum Jet, a future air taxi provider has ordered 101 copies of the Adam A700.

We continue to monitor the VLJ market to assess the impact it may have on the business aviation and regional jet markets that we serve. To the extent that the VLJ operators grow their position in the market, we anticipate that the majority of their engine MRO work would be outsourced to OEMs and independent MRO service providers.

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

Revenue recognition.  We have three significant types of Aviation MRO revenue contracts; time and materials contracts, fixed price contracts and pay by the hour (PBH) contracts. Each of the three types of contracts may have multiple deliverables. These deliverables are: (i) engine repair services and engine parts and modules embodied and (ii) replacement engine rental revenue. In these arrangements, revenue is allocated based on the relative fair values of each of these deliverables. For all contracts, rental engine revenue, if applicable, is recognized monthly based on the hours flown multiplied by the appropriate hourly rate. For time and material and fixed contracts, engine repair services and engine parts embodied revenue and costs are recognized upon customer acceptance and shipment due to the majority of contracts being subject to strict regulatory and manufacturer testing procedures. For PBH contracts, we recognize revenue on PBH contracts upon customer acceptance and shipment due to the significant acceptance process, using a proportional performance model based on cost incurred. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenue and costs for PBH contracts are reviewed at a minimum each quarter. We record a loss provision for contracts when we determine that estimated future cost will exceed estimated future revenues. Historically, such loss provisions have not materially changed our recognized revenues or cost of revenues. The estimates that we use in connection with making these determinations are based on our expectations with respect to our customers’ utilization of engines during the contract. As a result, such estimates may be materially impacted by changes in our customers’ engine utilization, including as a result of general economic slowdowns, fleet retirements and changes in our customer’s codeshare agreements. Such changes could result in our recording material loss provisions that could materially affect our revenues and cost of revenues. Our revenues related to providing design and implementation of operational redesigns is recognized as services are completed and predefined milestones are achieved.

Effective in the first quarter of 2007, we will change our method of recognizing revenue for PBH contracts to a proportional performance model based on completed output deliverables under each contract. Historically, we have recognized revenue for these fixed price engine maintenance contracts using a proportional performance model based on cost incurred. As required by SFAS No. 154, the change in accounting will be applied retrospectively to the prior periods’ financial statements. We do not expect this change in accounting principle to have material impact on our consolidated financial statements.

Reserve for warranty costs.  We provide reserves to account for estimated costs associated with current and future warranty claims. Warranty claims arise when an engine we service fails to perform to required specifications during the relevant warranty period. The warranty reserve is provided for by increasing our cost of revenues by an estimate based on our current and historical warranty claims and associated repair costs. Should actual warranty claims and associated repair costs exceed our estimates, our cost of sales may increase in the future. A 50% increase versus our historical average warranty experience would result in a $1.2 million increase in our cost of revenues.

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

Inventory.  We value our inventory at standard cost using the first-in first-out, or FIFO, method, and state our inventories at the lower of cost or net realizable value. In making such determinations, cost represents the actual cost of raw materials, direct labor and an allocation of overhead in the case of work in progress. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, then inventory adjustments may be required. Should future demand or market conditions prove to be different than our estimates, our cost of sales may increase. A 1% increase in our inventory provision would result in a $0.6 million increase in our cost of revenues.

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

We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Results of Operations

The following table sets forth certain of our selected historical consolidated financial data and combined financial data of our Predecessor. The data as of December 31, 2006, December 31, 2005 and the 2004 Post-Acquisition Period have been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date and for such period, which are included elsewhere in this report. The data as of December 31, 2004 has been derived from the audited consolidated financial statements of Standard Aero Holdings, Inc. (Successor) as of such date which is included elsewhere in this report. The data for the 2004 Predecessor period has been derived from the audited combined financial statements of the Predecessor for such period, which is included elsewhere in this report.

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

The following table sets forth certain financial data for the periods indicated:

				August 25,	January 1,
	Year Ended	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004(1)	2004	2004
	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
	(In thousands)

Revenues	$778,844	$760,707	$793,501	$284,116	$509,385
Cost of revenues	661,542	661,430	673,078	249,710	423,368

Gross Profit	117,302	99,277	120,423	34,406	86,017
Selling, general and administrative expense	49,976	52,339	51,291	20,974	30,317
Amortization of intangible assets	8,585	9,385	5,097	3,262	1,835
Restructuring costs	—	3,215	—	—	—
Goodwill impairment	—	47,377	—	—	—

Income (loss) from operations	58,741	(13,039)	64,035	10,170	53,865
Interest expense	38,594	36,440	18,840	14,005	4,835

Income (loss) before income taxes	20,147	(49,479)	45,195	(3,835)	49,030
Income tax expense (benefit)	660	(298)	15,888	66	15,822

Net income (loss)	$19,487	$(49,181)	$29,307	$(3,901)	$33,208

(1)	Represents the combination of the Successor and Predecessor periods for comparative purposes only.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Revenues.  Revenues increased $18.1 million, or 2%, to $778.8 million for the year ended December 31, 2006 from $760.7 million for the year ended December 31, 2005. This increase was attributable to a $35.7 million increase in our Enterprise Services revenues under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City and Hill Air Force Base in Ogden, Utah. The increase was partially offset by a decrease in our Aviation MRO revenue of $17.6 million principally attributable to a $30.0 million decline in our military T56 MRO services, which is discussed under the caption “— Trends Affecting our Business — Military MRO” and a $8.5 million decline in our turboprop services. The decline in Aviation MRO revenue was partially offset by a $18.1 million increase in revenue from regional airline turbofan end users as well a $5.0 million increase in revenues from our helicopter engine platform.

Gross profit.  Gross profit was $117.3 million, or 15% of total revenues, for the year ended December 31, 2006 and was $99.3 million, or 13% of total revenues, for the year ended December 31, 2005. Gross profit during the 2006 period was higher than in the 2005 period principally because gross profit during the 2005 period was reduced by $29.7 million as a result of the impairment charge on indefinite lived intangible assets as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. Excluding the impairment charge of $29.7 million, gross profit in the 2005 period was $129.0 million or 17% of total revenue. Gross profit in 2006 was impacted by a $3.7 million charge for losses under a contract whereby we are paid a fixed price per engine utilization, a $2.1 million price reduction under our Kelly Air Force Base subcontract agreement, a $2.0 million increase in expenses primarily related to warranty coverage, and $4.1 million decrease as a result of the reduced demand for our MRO services, partially offset by increased gross profit on our increased revenues under contract with Battelle.

Selling, general and administration expense (“SG&A”).  SG&A expense was $50.0 million, or 6% of total revenues, for the year ended December 31, 2006 and was $52.3 million, or 7% of total revenues, for the year ended December 31, 2005. SG&A expense during the 2006 period reflects a $1.1 million decrease in legal and other professional fees related to the KAC contract amendment as well as a general reduction in overall SG&A expenses for the period.

Amortization of intangible assets.  Amortization of intangible assets was $8.6 million, or 1% of total revenues, for the year ended December 31, 2006 and was $9.4 million, or 1% of total revenues, for the year ended December 31, 2005. The decrease in amortization of intangible assets during the 2006 period reflects that certain of our intangible assets have been fully amortized.

Restructuring costs.  There were no restructuring costs during the year ended December 31, 2006. Restructuring costs for the year ended December 31, 2005 were $3.2 million which primarily relate to severance costs associated with the reduction in staff, for which there remains no liability.

Goodwill impairment.  There was no impairment recorded during the year ended December 31, 2006. Goodwill impairment for the year ended December 31, 2005 was $47.4 million relating to the write down in fair value of our goodwill as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract.

Income (loss) from operations.  Our income from operations was $58.7 million, or 8% of total revenues, for the year ended December 31, 2006 compared to loss from operations of $13.0 million, or -2% of total revenues, for the year ended December 31, 2005. Our income from operations for the 2006 period is higher than the 2005 period principally as a result of the intangible assets and goodwill impairment charges of $77.1 million as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. Excluding the impairment charges of $77.1 million, income from operations for the 2005 period was $64.1 million or 8% of total revenue.

Interest expense.  Interest expense was $38.6 million, or 5% of total revenues, for the year ended December 31, 2006 and was $36.4 million, or 5% of total revenues, for the year ended December 31, 2005. The increase in interest expense reflects the increase in interest rates to 7.29% for the 2006 period from 5.62% for the 2005 period on our senior indebtedness, partially offset by lower average debt levels during the period.

Income tax expense.  The effective tax rate for the period ended December 31, 2006 was 3% as compared to the U.S. statutory rate of 35% primarily due to a $2.3 million reduction in income tax expense relating to provision-to-return adjustments to reconcile our 2005 tax provision to our 2005 income tax returns, a $2.0 million reduction in net deferred tax liabilities relating to a change in foreign jurisdiction tax rates enacted in the second quarter, a $2.3 million reduction in net deferred tax liabilities relating to a change in tax law in the State of Texas, offset by a $1.3 million increase in the valuation allowance relating to a tax law change in the Netherlands in 2006. The effective tax rate for the period ended December 31, 2005 was 1% as compared to the U.S. statutory rate of 35% primarily due to a $16.6 million reduction in the expected tax benefit as a result of the tax effect of the goodwill impairment.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenues.  Revenues decreased $32.8 million, or 4%, to $760.7 million for the year ended December 31, 2005 from $793.5 million for the year ended December 31, 2004. This decrease was attributable to a $34.9 million decline in revenue in our Aviation MRO segment. The Aviation MRO revenue decrease was attributable to a $36.2 million decline in our turbofan revenues primarily for the AE3007 engine platform and a $43.3 million decline in our T56 military MRO services. The decline in revenue was partially offset by an $29.6 million increase in revenue from regional airline turboprop and business aircraft turboprop end users as well a $13.1 million increase from our helicopter engine platform. Our Enterprise Services revenue increased $2.1 million to $9.2 million under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City and Hill Air Force Base in Ogden, Utah.

Gross profit.  Gross profit was $99.3 million, or 13% of total revenues, for the year ended December 31, 2005 and was $120.4 million, or 15% of total revenues, for the year ended December 31, 2004. Gross profit during the 2005 period was lower than in the 2004 period principally because gross profit during the 2005 period was reduced by $29.7 million as a result of the impairment charge on indefinite lived intangible assets as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. Gross profit in the 2005 period was further impacted by the reduced demand for our MRO services and a reduction in our labour and overhead efficiencies. Gross profit during the 2004 period was reduced by $21.4 million as a result of fair value inventory and work in process adjustments related to the application of purchase accounting in connection with the Acquisition.

Selling, general and administration expense (“SG&A”).  SG&A expense was $52.3 million, or 7% of total revenues, for the year ended December 31, 2005 and was $51.3 million, or 6% of total revenues, for the year ended December 31, 2004. SG&A expense during the 2005 period reflects increased professional and management fees, expenses incurred in preparation for compliance obligations under the Sarbanes Oxley Act and statutory reporting requirements. SG&A expense for the 2004 period included $4.7 million in additional expenses associated with the Acquisition. Excluding these acquisition expenses of $4.7 million, SG&A expense for the 2004 period was $46.6 million or 6% of total revenues.

Amortization of intangible assets.  Amortization of intangible assets was $9.4 million for the year ended December 31, 2005 and was $5.1 million for the year ended December 31, 2004. The amortization of intangible assets during the 2005 period reflects the full year effect of increases in carrying values and amortization periods of our intangible assets as a result of the Acquisition.

Restructuring costs.  Restructuring costs for the year ended December 31, 2005 were $3.2 million, primarily relating to severance costs associated with the reduction in staff, for which there remained a liability of $0.7 million at December 31, 2005. There were no restructuring costs during the 2004 period.

Goodwill impairment.  Goodwill impairment for the year ended December 31, 2005 was $47.4 million relating to the write down in fair value of our goodwill as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. No impairment was recorded during the year ended December 31, 2004.

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

Income tax expense.  The effective tax rate for the period ended December 31, 2005 was 1% as compared to the U.S. statutory rate of 35% primarily due to a $16.6 million reduction in the expected tax benefit as a result of the tax effect of the goodwill impairment. The effective tax rate for the period ended December 31, 2004 was 35% as compared to the U.S. statutory rate of 35%.

Segment Results of Operations

The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

				August 25,	January 1,
	Year Ended	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004(1)	2004	2004
	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
	(In thousands)

Revenues:
Aviation MRO	$733,978	$751,526	$786,455	$282,376	$504,079
Enterprise Services	44,866	9,181	7,046	1,740	5,306

Total revenue	778,844	760,707	793,501	284,116	509,385

Segment Income (Loss) from Operations:
Aviation MRO	68,174	6,725	101,425	39,170	62,255
Enterprise Services	2,161	(3,896)	(4,856)	(1,746)	(3,110)

Segment income from operations	70,335	2,829	96,569	37,424	59,145
Corporate expenses	11,594	15,868	32,534	27,254	5,280
Interest expense	38,594	36,440	18,840	14,005	4,835

Income (loss) before income taxes	20,147	(49,479)	45,195	(3,835)	49,030
Income tax expense (benefit)	660	(298)	15,888	66	15,822

Net income (loss)	$19,487	$(49,181)	$29,307	$(3,901)	$33,208

(1)	Represents the combination of the Successor and Predecessor periods for comparative purposes only.

Aviation MRO

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Revenues.  Aviation MRO revenues decreased $17.5 million, or 2%, to $734.0 million for the year ended December 31, 2006 from $751.5 million for the year ended December 31, 2005. The Aviation MRO revenue decrease was primarily attributable to a $30.0 million decrease in our military T56 MRO services during the period primarily due to decreased T56 revenues from the United States Air Force under our subcontract agreement with KAC. Revenues from our regional airline turboprop and business aircraft turboprop end users declined $8.5 million during the period. The decline in Aviation MRO revenue was partially offset by a $18.1 million increase in revenue from regional airline turbofan end users primarily as a result of increased inputs for our MRO services on the AE3007 and CF34 engine platforms. Our helicopter engine platform revenues increased $5.0 million primarily attributable to increased helicopter utilization in the marketplace. Revenues from our non-aviation engine platforms increased $0.9 million during the period due to volumes under new contracts and timing of maintenance events under certain service contracts.

Segment income from operations.  Aviation MRO segment income from operations was $68.2 million for the year ended December 31, 2006 and was $6.7 million for the year ended December 31, 2005. Segment income from operations was higher in the 2006 period than in 2005 principally because segment income from operation in the 2005 period was reduced by $29.7 million as a result of the impairment charge on indefinite lived intangible assets and by $47.4 million due to the goodwill impairment charge as a result of the potential loss, or changes to, the Kelly Air Force Base subcontract. Excluding the impairment charges of $29.7 million in indefinite lived intangible assets and a $47.4 million goodwill impairment charge, segment income from operations in the 2005 period was $83.8 million or 11% of total revenue. Further decreases in Aviation MRO segment income from operations during the 2006 period resulted from declines in gross profit associated a $3.7 million charge for losses under a contract whereby we are paid a fixed price per engine utilization, a $2.1 million price reduction under our subcontract agreement with KAC, a $1.4 million increase in expenses primarily related to warranty coverage and a $4.1 million decrease as a result of the reduced demand for our MRO services.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenues.  Aviation MRO revenues decreased $35.0 million, or 4%, to $751.5 million for the year ended December 31, 2005 from $786.5 million for the year ended December 31, 2004. The Aviation MRO revenue decrease was attributable to a $36.2 million decline in our turbofan revenues primarily as a result of Rolls-Royce modifying the MRO workscope requirements for the AE3007 engine platform, which has reduced our MRO revenues. Our military MRO services also decreased $43.3 million during the period as the operational tempo and funding of the United States military was reduced while serviceable engine inventory levels of the United States Air Force increased. The decline in Aviation MRO revenue was partially offset by an increase in revenue from regional airline turboprop and business aircraft turboprop end users. Revenues increased $29.6 million for these services driven largely by improving economic conditions for turboprop aircraft. In addition, our helicopter engine platforms generated a $13.1 million increase in revenues, which was primarily attributable to our U.S. Army T703 contract and increased helicopter utilization.

Segment income from operations.  Aviation MRO segment income from operations was $6.7 million for the year ended December 31, 2005 and was $101.4 million for the year ended December 31, 2004. Segment income from operations was reduced by $29.7 million during the 2005 period as a result of the impairment charge on indefinite lived intangible assets and by the $47.4 million due to the goodwill impairment charge. Further decreases in Aviation MRO segment income from operations during the 2005 period resulted from declines in gross profit associated with the decreased revenues during the period, a reduction in our labor and overhead efficiency as a result of lower demand for our military Aviation MRO services as well an increase in amortization expense, professional fees and severance costs.

Enterprise Services

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Revenues.  Enterprise Services revenues increased $35.7 million, to $44.9 million for the year ended December 31, 2006 from $9.2 million for the year ended December 31, 2005. This increase was primarily a result of our providing services in 2006 under our subcontract agreements with Battelle to provide redesign services to the United States Air Force at Tinker Air Force Base in Oklahoma City and Hill Air Force Base in Ogden, Utah.

Segment income (loss) from operations.  Enterprise Services segment income from operations increased $6.1 million to $2.2 million for the year ended December 31, 2006 from a $3.9 million loss for the year ended December 31, 2005. The increase in income from operations is a result of the additional income from the Battelle contract.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenues.  Enterprise Services revenues increased $2.2 million, or 31%, to $9.2 million for the year ended December 31, 2005 from $7.0 million for the year ended December 31, 2004. This increase was primarily a result of our providing services in 2005 under our subcontract agreements with Battelle.

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

In recent periods and during 2006, our capital expenditures have been divided between annual capital projects, net rental asset pool investments and continuing investments in our CF34 program. During the year ended December 31, 2006, we made capital expenditures (including the net change in our rental asset pool) of $9.7 million. We expect to make approximately $20.0 million in net capital expenditures in 2007.

We incurred substantial indebtedness in connection with the Acquisition. Our indebtedness at December 31, 2006 primarily consisted of:

•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $220.0 million, and a $50.0 million six-year revolving credit facility, under which $2.0 million was drawn at March 8, 2007; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.

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

Senior credit facilities

Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At December 31, 2006, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain asset sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries. Our senior credit facilities mature on August 24, 2012.

We made optional prepayments under the term loan portion of our senior credit facilities of $40.0 million in 2004, $15.0 million in 2005, $50.0 million in 2006 and $7.5 million on January 31, 2007. These prepayments have been applied against our future scheduled installments, and we will not have a scheduled installment until March 2012.

From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million and have been repaid within approximately 15 weeks from the draw down date.

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

The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 5.75 to 1 at December 31, 2006. At December 31, 2006, our outstanding debt net of cash was $403.2 million and Adjusted EBITDA for the year ended was $94.1 million resulting in a consolidated leverage ratio at December 31, 2006 of 4.28 to 1 compared to outstanding debt net of cash of $448.5 million at December 31, 2005 and Adjusted EBITDA of $97.8 million for the year ended December 31, 2005, resulting in a consolidated leverage ratio at December 31, 2005 of 4.58 to 1.

The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to interest expense ratio of at least 2.25 to 1 at December 31, 2006. For the four quarters ended December 31, 2006, our cash interest expense was $35.2 million, resulting in an interest coverage ratio of 2.67 to 1 at December 31, 2006 compared to cash interest expense of $33.5 million for the four quarters ended December 31, 2005, resulting in an interest coverage ratio of 2.92 to 1 at December 31, 2005.

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

The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities, to net income:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(Millions)

Net income	$19.5	$(49.2)
Add:
Depreciation and amortization	25.5	25.3
Interest expense	38.6	36.4
Provision for income taxes	0.6	(0.3)
Non-recurring expenses(1)	8.4	6.9
Non-recurring impairment(2)	—	77.1
Management fee	1.5	1.6

Adjusted EBITDA	$94.1	$97.8

(1)	We incurred $8.4 million in costs associated with a charge under a fixed price per engine utilization contract, professional fees and other costs associated with the KAC contractual review and settlement and a fixed asset write-off during the period ended December 31, 2006. We incurred $3.9 million in employee severance costs during the period ended December 31, 2005, and $3.0 million in non-recurring professional fees associated with contractual review, potential acquisitions and the exchange offer of our senior subordinated notes.

(2)	We incurred $77.1 million in goodwill and intangible asset impairment in accordance with SFAS 144 and SFAS 142 related to the potential loss of, or changes to, the Kelly Air Force Base subcontract during the period ended December 31, 2005.

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

Cash flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended	Year Ended	Year Ended	August 25 —	January 1 —
	December 31,	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004	2004
	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
	(In thousands)

Net cash provided by (used in) operating activities	$53,331	$20,859	$56,726	$19,760	$36,966
Net cash used in investing activities	(9,405)	(13,485)	(681,994)	(670,396)	(11,598)
Net cash provided from (used in) financing activities	(52,252)	(10,487)	666,627	678,468	(11,841)
Effect of exchange rate changes on cash and cash equivalents	1,317	(722)	(466)	59	(525)

Net increase (decrease) in cash and cash equivalents	(7,009)	(3,835)	$40,893	$27,891	$13,002

Net cash provided by (used in) operating activities

Net cash provided by our operating activities for the year ended December 31, 2006 was $53.3 million compared to $20.9 million for the year ended December 31, 2005. The $32.4 million increase in net cash provided by operating activities was primarily a result of an increase in accounts payable of $13.5 million due to timing of purchases and a reduction in accounts receivable of $6.1 million as collections improved during the fourth quarter.

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

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental assets and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental assets. Net cash used in investing activities for the year ended December 31, 2006 was $9.4 million, which was primarily due to net changes in our rental asset pool and capital expenditures related to our engine programs. Net cash used in investing activities for the year ended December 31, 2005 was $13.5 million, which was primarily due to net changes in our rental asset pool and capital expenditures related to our CF34 program.

Net cash provided by (used in) financing activities

Net cash used in financing activities during the year ended December 31, 2006 was $52.3 million. We made optional prepayments of $50.0 million in 2006 under the term loan portion of our senior credit facilities. These payments have been applied against our future scheduled installments, and we do not have a scheduled installment until March 2012.

Net cash used in financing activities during the year ended December 31, 2005 was $10.5 million. On February 28, 2005 we made an optional prepayment of $15.0 million under the term loan portion of our senior credit facilities. This payment has been applied against our future scheduled installments, and we do not have a scheduled installment until March 2012. In March 2005 we received a payment of $4.7 million as a result of the final post-closing adjustments to the purchase price paid in the Acquisition.

Commitments

The following table presents, at December 31, 2006, our obligations and commitments to make future payments under contracts and commitments.

	Payments Due by Period
		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(In millions)

Term loan(1)	$301.4	$16.2	$32.4	$32.4	$220.4
Equipment loan	0.5	—	0.1	0.1	0.3
Senior subordinated notes(2)	332.0	16.5	33.0	33.0	249.5
Capital commitments	2.1	1.2	0.3	0.2	0.4
Operating lease obligations	43.9	11.4	20.8	10.8	0.9

Total contractual obligations	$679.9	$45.3	$86.6	$76.5	$471.5

(1)	Includes required interest payments based on an interest rate at December 31, 2006 of 7.62%. Scheduled payments have been included in the interest payment calculation.

(2)	Includes required interest payments at 8.25%.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FSAB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 as required. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements without publicly traded equity securities as of the end of fiscal years ending after June 15, 2007. We will adopt this Statement at December 31, 2007.

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

Interest rate risks.  We are subject to interest rate risk in connection with borrowings under our senior credit facilities. We currently have $212.5 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $265,625 change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $62,500 change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates. Pursuant to the terms of our credit agreement we have entered into interest rate hedging arrangements for the purpose of reducing our exposure to adverse fluctuations in interest rates. There were no interest rate hedging arrangements outstanding at March 8, 2007.

Currency risks.  Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. In addition, currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged (i.e., revenues and expenses are approximately matched), but where appropriate, are covered using forward exchange contracts. All of the foreign currency forward exchange contracts we have entered into, although effective hedges from an economic perspective, have not been designated as hedges for accounting purposes, and therefore any gains and losses on such forward exchange contracts impact our earnings. We expect to continue to enter into financial hedges, primarily forward contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. There were no foreign exchange hedging arrangements outstanding at March 8, 2007.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item 8 is incorporated from our Consolidated Financial Statements and Notes thereto set forth on pages 67 through 113 in Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2006.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Public Company Accounting Oversight Board’s Audit Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in internal control over financial reporting were identified as having been in existence prior to December 31, 2006, and, as described below, we have implemented procedures that we believe have remediated these material weaknesses:

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

• We failed to maintain effective controls over the valuation of discounts for parts that were recorded within our accounts receivable account. Specifically, we lacked effective controls, including monitoring, to ensure that our receivable account relating to the embodiment discount was appropriately valued and recorded.

To remediate the material weakness relating to valuation of the loss contract, we performed the following:

• provided training for certain members of our accounting staff regarding the application of SFAS 141, “Business Combinations”;

• established a policy that requires our accounting staff to take prescribed steps in the event of transactions involving loss-contracts and communicated this policy to certain members of our accounting staff. These steps include engaging external accounting advisors, establishing working groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed; and

• established a policy which requires events involving loss contracts be brought to the attention of senior management and the audit committee and communicated this policy to certain members of our accounting staff.

To remediate the material weakness relating to the recording of the receivable account related to the embodiment discount, we performed the following:

• required that the calculation of the discount was performed by a member of our accounting team and confirmed by our assistant controller and that each individual was trained with respect to such calculation and confirmation;

• centralized the confirmation of the discount calculation to our corporate headquarters in Winnipeg; and

• established a policy which requires issues arising with respect to calculation of the discount to be brought to the attention of senior management and the audit committee and communicated this policy to certain members of our accounting staff.

Based on these efforts and actions, our Chief Executive Officer and Chief Financial Officer believe that the material weaknesses in our internal control over financial reporting were remediated as of December 31, 2006.

Changes in Internal Control over Financial Reporting

As discussed above, our management has implemented changes in our internal control over financial reporting in order to remediate the material weaknesses described above and our management believes these changes had a material impact on our internal control over financial reporting during the fourth quarter of 2006.

Item 9B.	Other Information.

None.

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

David Shaw	49	Chief Executive Officer and Director
Bradley Bertouille	44	Chief Financial Officer
Paul Soubry, Jr.	44	Chief Operating Officer
Peter J. Clare	41	Director
Allan Holt	54	Director
Adam Palmer	34	Director
Andrew Shinn	33	Director
Thomas Corcoran	62	Director
Ralph Eberhart	60	Director
David Squier	61	Director

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

Paul Soubry, Jr. joined Standard Aero Limited in 1985 as manager of Publications. In 1989 Mr. Soubry was appointed Vice-President Sales and Marketing of Standard Aero Limited. Mr. Soubry became President, Standard Aero Canadian Operations in March 2001 and was appointed President, Standard Aero Commercial Aviation Services in January 2004. Effective December 2004, he was appointed President of the Standard Aero Aviation MRO and in November 2006 became our Chief Operating Officer. He has a Bachelor of Commerce (Honors) degree from the University of Manitoba and has attended the Executive program at Harvard School of Business.

Peter J. Clare joined the board of directors in June 2004. He joined The Carlyle Group in 1992 and currently serves as a Managing Director and head of the Global Aerospace, Defense, Technology and Business/Government Services group. From 1997 to 1999, Mr. Clare served as a Principal of The Carlyle Group, and from 1995 to 1997 as a Vice President of The Carlyle Group. Mr. Clare was previously with First City Capital Corporation, a private equity group, which invested in leveraged buyouts, public equities, distressed bonds and restructurings. Prior to joining First City Capital, he was with the Interfunding/Merchant Banking Group and Leveraged Buyout Department of Prudential-Bache Capital Funding. Mr. Clare is also a director Landmark Aviation and Vought Aircraft. He is based in Washington, DC.

Allan Holt was elected as one of our directors in connection with the Acquisition. He currently serves as a Managing Director and Co-head of the U.S. Buyout group of The Carlyle Group, which he joined in 1991. He previously was head of Carlyle’s Global Aerospace, Defense, Technology and Business/Government Services group. Prior to joining Carlyle, Mr. Holt spent three and a half years with Avenir Group, Inc., an investment and advisory group. From 1984 to 1987, Mr. Holt was Director of Planning and Budgets at MCI Communications

Corporation. He also serves on the Boards of Directors of Landmark Aviation, MedPointe, Inc., SS&C Technologies, Inc., VNU and Vought Aircraft Industries, Inc. He is based in Washington, DC.

Adam Palmer was elected as one of our directors in connection with the Acquisition. He is currently a Managing Director of Carlyle. Prior to joining Carlyle in 1996, Mr. Palmer was with Lehman Brothers in their Technology Corporate Finance Group focusing on mergers and acquisitions and financing for defense electronics and information services companies. Mr. Palmer also serves on the Boards of Directors of Vought Aircraft Industries, Landmark Aviation, US Investigations Services, Inc. and Wesco Aircraft Hardware Corp. He is based in Washington, DC.

Andrew Shinn was elected as one of our directors in connection with the Acquisition. He is currently a Principal with The Carlyle Group, focused on U.S. buyout investments in the aerospace, defense and business services sectors. Mr. Shinn is a founding member of Carlyle Asia and was based in Hong Kong and Seoul for several years. Prior to joining Carlyle, Mr. Shinn was an Associate at Generation Partners and an Analyst at UBS Capital, the private equity investment unit of Union Bank of Switzerland. He is based in Washington, DC.

Thomas Corcoran was elected as one of our directors on May 10, 2005. Mr. Corcoran was President and CEO of Gemini Air Cargo, Inc., which was owned by Carlyle, from 2001 to 2004. He is Chairman of Proxy Aviation Inc, a private company in Germantown, Maryland. He is also President of Corcoran Enterprises, LLC, a management-consulting firm and in this capacity, has a relationship with Carlyle where he is a Senior Advisor. He was President and CEO of Allegheny Teledyne and prior to that he was President and COO of Lockheed Martin’s Electronics Sector from 1995 to 1999. He is a member of the Board of Trustees of Stevens Institute of Technology and is a Trustee Emeritus at Worcester Polytechnic Institute. He is also active in the American Ireland Fund. Mr. Corcoran also is a member of the Boards of Directors of L-3 Communications Corporation, REMEC, Inc., United Industrial Corporation and LaBarge Inc. He was selected in 1998, 1999 and 2000 for Irish America Magazine’s “Business 100.”

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

David Squier was elected as one of our directors on May 10, 2005. Mr. Squier has been a consultant and advisor to Carlyle since 2000. He retired from Howmet Corporation in October 2000 where he served as President and Chief Executive Officer since 1992. As Chief Executive Officer, he was responsible for the operations of an organization with more than $1.5 billion in annual sales and 29 manufacturing facilities in five nations. He is the Chairman of the Board of Directors of United Components, Inc. and Firth Rixson plc, and serves on the board of Vought Aircraft Industries. Mr. Squier had been a member of the Board of Directors of Howmet Corporation since 1987, until his retirement. David L. Squier is a Senior Advisor to Carlyle’s U.S. Buyout group.

Committees of our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and four standing committees: the audit committee, which is currently comprised of Messrs. Corcoran, Palmer and Shinn; the compensation committee, which is currently comprised of Messrs. Clare, Squier and Shinn; the governance committee, which is currently comprised of Messrs. Clare and Shaw and the strategy and business development committee, which is currently comprised of Messrs. Eberhart and Shinn. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues. We have no nominating committee or similar committee.

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

Compensation Discussion and Analysis

The primary goal of the Company with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for the Company, and to encourage executive performance that contributes to the long-term growth of the Company.

Our current executive compensation programs are determined and approved by our Members of the Compensation Committee of our parent company, Standard Aero Acquisition Holdings, Inc. None of the named executive officers are members of the Compensation Committee. In 2006, the Compensation Committee met twice and all members of the Compensation Committee were present during those meetings.

Under the terms of its Charter, the Compensation Committee is responsible for recommending to the Board of Directors regarding all forms of compensation to be provided to the executive and directors of the Company. In fulfilling its role, the Compensation Committee (i) recommends the compensation policy for directors, executives and employees, as necessary, (ii) recommends the compensation goals and guidelines for the Company’s employees, and the criteria by which bonuses are determined, (iii) administers the stock option and purchase plan including grants of stock options and grants of opportunities to purchase shares of common stock of the Company, (iv) recommends other plans that are proposed for adoption or adopted by the Company for the provision of compensation, and (v) authorizes the repurchase of shares from terminated employees pursuant to applicable law.

Executive Compensation Program Objectives and Overview

Our executives’ compensation is comprised of several components, including base salary, long-term incentive compensation, bonus and various benefits and perquisites. The Compensation Committee designed Standard Aero’s compensation program, based on a combination of these components, to enable Standard Aero to attract and retain executives, reward performance, and achieve long-term growth of the Company.

We believe that long-term incentive compensation aligns the interests of our named executive officers with Standard Aero’s long-term goals, motivating and rewarding executives for maximizing value and encouraging the long-term employment of our executive.

In addition to long-term incentives, we provide short-term annual bonus compensation to our named executive officers in accordance with our Executive Bonus Plan. We have adopted our Standard Aero Executive Bonus Plan to provide our executives with an incentive to achieve key business objectives.

Our executives are entitled to participate in various employee benefit and pension plans that are generally made available to all of our employees, such as health, life, disability insurance, tax qualified retirement plans, and vacation pay. Our executives are also entitled to vehicle and corporate membership allowances. Our executives are also entitled to reimbursement for all reasonable travel and other expenses incurred during the performance of the executive’s duties in accordance with our expense reimbursement policy. We believe that such benefits and perquisites are comparable to those offered by other companies of similar size.

The Compensation Committee has reviewed all components of our Chief Executive Officer’s and our other named executive officers’ compensation, including salary, bonus and long-term incentive compensation and the dollar value to such executive and cost to Standard Aero of all perquisites and other benefits. In considering the components of our Chief Executive Officer’s and other named executive officers’ total compensation, the Compensation Committee reviewed the aggregate amounts and mix of all components. The 2006 bonuses were awarded based upon Standard Aero’s achievement of certain financial targets that were set at the time of the Acquisition and with the formulae set forth in the Executive Bonus Plan.

Current Executive Compensation Program Elements

Base Salary

The salaries of our Chief Executive Officer and our other named executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation based on compensation surveys and benchmarking salaries paid by the peer group of companies for similar positions. The Compensation Committee’s customary practice is to review information regarding the components of existing executive compensation and, after addressing any issues related to such compensation, reach consensus on and approve our executives’ compensation. During 2006, the Compensation Committee reviewed each of our executives’ proposed compensation and analyzed all components of the individual’s total compensation both on an individual basis as well as compared to the other senior management within Standard Aero. The base salaries for our named executive officers during fiscal 2006 were set in accordance with the employment contracts described below. We believe that the base salaries of the executives are reasonable and competitive with other companies of similar size and in the same industry as Standard Aero. In their current capacities, the named executive officers’ are currently entitled to the following base salary: Mr. Shaw, $636,725 (Canadian), Mr. Bertouille, $270,480 (Canadian) and Mr. Soubry $494,428 (Canadian).

Executive Bonus Plan

The Executive Bonus Plan allows our key executives to achieve performance-based compensation in addition to their annual base salary. Each participating executive is eligible to receive a performance bonus for each bonus period based on a stated percentage of the executive’s base pay if our financial performance is equal to or greater than 90% of certain stated financial targets, as described in the plan. Sixty percent of the performance-based compensation will be paid in accordance with the percentage of EBITDA targets, as defined under the plan, achieved and 40% of the performance-based compensation will be paid in accordance with the achievement of cash flow performance targets. The Compensation Committee approves the stated financial targets on an annual basis. At the discretion of the Compensation Committee, additional performance-based compensation may be paid to executives based on individual performance. Upon completion of the fiscal year, the Compensation Committee assesses the performance of the Company and the executives with respect to the achievement of the stated financial targets. The annual bonus is paid in cash and is ordinarily paid in a single installment in the February following the completion of a given fiscal year. With limited exception, an executive who leaves the company prior to the end of a bonus period will not be eligible for a bonus payment.

Perquisites

In addition to base salaries and annual bonus opportunities, Standard Aero provides the named executive officers with certain perquisites and personal benefits. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the named executive officers with additional annual compensation that supplements their base salaries and bonus opportunities. The named executive officers are entitled to the use of company automobiles and access to tax return preparation services. In addition, our named executive officers benefit from the payment of premiums for life insurance policies, long-term disability insurance policies, and Company contributions to the defined contribution pension plan on the same terms as our other employees and participate in the plans and programs described above.

Pension Plan

Our named executive officers in Canada participate in tax-advantaged defined contribution plans on the same terms as our other employees pursuant to which the company contributes up to 5% of the executive’s salary through a matching formula paid into individual accounts subject to government mandated limits on employee contributions.

Stock Option Plan

In December, 2004 our parent, Standard Aero Acquisition Holdings, Inc. adopted the Stock Option and Purchase Plan of Standard Aero Acquisition Holdings, Inc, or the Plan, which provides for the grant of options to purchase shares of our common stock to employees, consultants and independent directors and provides for the sale of Standard Aero Acquisition Holdings, Inc common shares to employees, consultants and independent directors. Up to 425,000 of our common shares may be issued under the Plan (whether directly or pursuant to the grant of options), which amount may be adjusted to reflect changes in Standard Aero Acquisition Holdings, Inc capitalization or certain corporate events which are described more fully in the Plan, but includes stock splits, recapitalizations, reclassifications, reorganizations, mergers and consolidations. Options may be incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended or nonqualified options. The option price is generally not less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Options granted under the Plan may not be exercised more than ten years after the date of grant. Shares sold under the Plan are generally not sold for less than the fair market value on the date any such offer is accepted. Shares acquired by any individuals will be subject to the terms and conditions of a stockholders agreement, which is generally applicable to all stockholders of Standard Aero Acquisitions Holdings, Inc.. The Plan may be amended, suspended or terminated at any time or from time to time by the board of directors or the Compensation Committee, however, certain amendments are subject to approval by our stockholders.

During 2006, the named executive officers did not received long-term incentive compensation in the form of stock option grants to purchase shares of Standard Aero Acquisition Holdings, Inc but held previously granted options. As at December 31, 2006, 74,939 options were held by the named executive officers at an exercise price of $100 Each option held by a named executive officer will generally become vested and exercisable as follows:

•	Approximately 31% of the options are time vesting options that will vest on or prior to December 31, 2008. Notwithstanding the foregoing, such options will vest upon a change in control (as defined in the Plan).

•	Approximately 47% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may be eligible for accelerated vesting over a five-year period, starting with 2004, if certain performance targets relating to earnings and cash flow are met. Notwithstanding the foregoing, certain of such options that have not yet become eligible for accelerated vesting may vest upon a change in control if certain performance targets are met or at the sole discretion of the Compensation Committee.

•	Approximately 22% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings and cash flow are met. Notwithstanding the foregoing, such options may vest upon a change in control at the sole discretion of the Compensation Committee.

Our named executive officers have also purchased an aggregate of 13,650 shares of common stock under the Plan at $100.00 per share.

Employment Agreements

All of our executive are covered by formal employment agreements that were assumed following the Acquisition. Each of our named executive officers’ employment agreement has an initial three-year term commencing on March 10, 2004, after which the agreement will remain effective until we give or are provided by the named executive officer 18 months’ notice of termination or pay in lieu of notice. Each named executive officer is entitled to a base salary to be reviewed at least annually by the Compensation Committee. Additionally, the employment agreement provides that each named executive officer is entitled to: (i) participate in our Executive Bonus Plan, (ii) participate in our employee benefit and pension plans, (iii) the use of a company automobile and corporate memberships and (iv) reimbursement for all reasonable travel and other expenses incurred during performance of the executive’s duties in accordance with our expense reimbursement policy. See Potential Payments Upon Termination or Change-in-Control below for more information regarding the employment agreements.

Compensation Committee’s Report on Executive Compensation1

Standard Aero Acquisition Holdings, Inc.’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee Directors named at the end of this report.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Standard Aero Acquisition Holdings, Inc. Compensation Committee recommended that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Compensation Committee of
the Board of Directors

Peter Clare, Chairman
Andrew Shinn
David Squier

Compensation Committee’s Interlocks and Insider Participation

The Compensation Committee members whose names appear above were committee members during all of 2006. No member of the Compensation Committee is or has been a former or current named executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s named executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the named executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2006.

Summary Compensation Table

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal year ended December 31, 2006.

1 SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this Compensation Committee Report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

							Change in
							Pension
							value and
							Nonqualified
						Non-equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary($)(1)	Bonus($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)		Total($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

David Shaw,	2006	$550,476	—	—	—	$605,524	—	$52,253	(4)	$1,208,253
Chief Executive Officer(2)
Bradley Bertouille,	2006	233,841	—	—	—	257,225	—	32,552	(5)	523,618
Chief Financial Officer(2)
Paul Soubry,	2006	396,467	—	—	—	394,727	—	39,197	(6)	830,391
Chief Operating Officer(2)
Edward Richmond,	2006	361,784	—	—	—	—	—	37,829	(7)	399,613
President Enterprise Services and Sr. VP Strategy and Business Development(2)(3)

(1)	Includes base salary and vacation payments. For a more comprehensive discussion of the named executive officers’ salaries, see “— Base Salary.”

(2)	Messrs. Shaw, Bertouille, Richmond and Soubry’s compensation is Canadian dollars converted to US dollars at period average exchange rates.

(3)	Mr. Richmond’s employment with us ended November 10, 2006.

(4)	Included in “All Other Compensation” for Mr. Shaw are: $16,755 representing our contribution under the Company defined contribution pension plan in 2006; $26,272 representing the amount paid by us for automobile related expenses in 2006; $3,303 representing amounts paid by us for insurance premiums in 2006; $1,123 representing the amount paid by us for annual club dues in 2006; $1,887 representing the amount paid by us for tax return preparation in 2006; $2,312 representing the amount paid by us for reimbursement of income tax in 2006; and $601 representing the amount paid by us for professional associations and personal expenses in 2006.

(5)	Included in “All Other Compensation” for Mr. Bertouille are: $11,692 representing our contribution under the Company defined contribution pension plan in 2006; $15,614 representing the amount paid by us for automobile related expenses in 2006; $3,303 representing amounts paid by us for insurance premiums in 2006; $1,323 representing the amount paid by us for annual club dues in 2006; and $620 representing the amount paid by us for professional associations in 2006.

(6)	Included in “All Other Compensation” for Mr. Soubry are: $16,755 representing our contribution under the Company defined contribution pension plan in 2006; $14,442 representing the amount paid by us for automobile related expenses in 2006; $3,303 representing amounts paid by us for insurance premiums in 2006; $2,232 representing the amount paid by us for annual club dues in 2006; $1,321 representing the amount paid by us for tax return preparation in 2006; and $1,144 representing the amount paid by us for reimbursement of income tax in 2006.

(7)	Included in “All Other Compensation” for Mr. Richmond are: $16,755 representing our contribution under the Company defined contribution pension plan in 2006; $14,547 representing the amount paid by us for automobile related expenses in 2006; $3,028 representing amounts paid by us for insurance premiums in 2006; $331 representing the amount paid by us for annual club dues in 2006; $1,698 representing the amount paid by us for tax return preparation in 2006; and $1,470 representing the amount paid by us for reimbursement of income tax in 2006.

Grants of Plan-Based Awards

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)
		Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)
(a)	(b)	(c)	(d)	(e)

David Shaw	1/31/2006	$0	$825,714	$913,790
Bradley Bertouille	1/31/2006	0	350,762	388,177
Paul Soubry	1/31/2006	0	594,701	658,136
Ed Richmond	1/31/2006	0	542,676	600,561

(1)	Named executive officer’s have annual incentive plan target opportunities based on a fixed percentage of their base salary. Under the terms of the incentive plan, threshold performance earns 0% of the target while the maximum payout is not capped, however the Company estimates the maximum payout to be 111% of the target.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of	Option
	Underlying Unexercised	Underlying Unexercised	Securities Underlying	Exercise	Option
	Options (#)	Options (#)	Unexercised Unearned	Price	Expiration
Name	Exercisable	Unexercisable(1)	Options (#)(2)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

David Shaw	15,409	21,020	10,408	$100.00	12/17/2014
Bradley Bertouille	4,623	6,306	3,122	100.00	12/17/2014
Paul Soubry	4,623	6,306	3,122	100.00	12/17/2014
Edward Richmond	—	—	—	—	—

(1)	These awards are time vesting options that will vest no later than December 16, 2011, provided the named executive officer remains continuously employed with the Company. However, a portion of time vesting options may be eligible for accelerated vesting over a five-year period, starting with 2004, if certain performance targets relating to earnings and cash flow are met. Notwithstanding the foregoing, certain of such options that have not yet become eligible for accelerated vesting may vest upon a change in control if certain performance targets are met or at the sole discretion of the Compensation Committee.

(2)	These awards are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings and cash flow are met. Notwithstanding the foregoing, such options may vest upon a change in control at the sole discretion of the Compensation Committee.

Potential Payments Upon Termination or Change-in-Control

In order for the Company to attract and retain well-qualified executives and key personnel and to provide certain security to itself and to each executive of continuity of management in the event of change in control of the Company, the Company has entered into employment agreements with certain of our executive and key personnel, including our named executive officers.

Each named executive officers’ employment agreement provides that if we terminate the named executive officer’s employment within the initial three year period of employment for any reason, except for cause, we will be required to pay such executive a severance payment equal to three times the sum of (i) base salary, and (ii) the value of benefits. The value in benefits includes pension, life insurance benefits, automobile allowance, medical and health insurance. As at December 31, 2006, the aggregate value of the potential payments upon termination related to our named executive officers was $3.9 million. No payments are made if the named executive officer voluntarily terminates their employment or is terminated for cause.

Each named executive officer has been granted options to purchase shares of our common stock. The time vesting options will vest to the named executive officer upon a change in control. In addition, certain of performance vesting options may vest upon a change in control if certain performance targets are met or at the sole discretion of the Compensation Committee.

Each named executive officer’s employment agreement contains a non-competition provision that prevents such executive from working for our competitors, and a non-solicit provision that prevents such executive from soliciting our employees or clients, for at least one year after an involuntary termination of employment. There are no such restrictions if the executive is terminated voluntarily.

The employment agreements also place restrictions on the dissemination by each named executive officer of proprietary or confidential information and establishes our exclusive property right in intellectual property made or discovered by the named executive officer (either alone or with others) during their employment in connection with or in any way affecting or relating to our business or capable of being used or adapted for use therein.

Director Compensation

As at December 31, 2006 the majority of our directors are employed by Carlyle or us and are not separately compensated for their services as directors. Our three outside directors who are not employed by Carlyle, Mssrs. Corcoran, Eberhart, and Squier, are eligible for fees of $75,000 in annual compensation for their service as a director. The outside directors may elect to receive their annual compensation in cash or equity, or a combination. In 2006, Mr. Squier elected to receive all of his annual fee in the form of options and Mssrs. Corcoran and Eberhart elected to receive 50% of their annual fees in cash and 50% in the form of options. Accordingly, in 2006, our outside directors were granted options to purchase 3,000 shares of common stock at $100.00 per share. All of such options are subject to quarterly time vesting and the last tranche of options will become vested on February 15, 2007. The total number of options held by our outside directors are shown in the table below. All of the directors are reimbursed for reasonable out-of-pocket expenses associated with their service on the board. In addition, Mr. Eberhart is eligible for additional compensation of $75,000 as Chair of the strategy and business development committee. Our directors have also purchased an aggregate of 3,000 shares of common stock under the Plan at $100.00 per share.

2006 Director Compensation

	Fees Earned	Option
	or Paid	Awards	Total
Name	in Cash ($)	($)(1)	($)
(a)	(b)	(c)	(d)

Peter J. Clare	None	None	None
Allan Holt	None	None	None
Adam Palmer	None	None	None
Andrew Shinn	None	None	None
Thomas Corcoran	37,500	24,772	62,272
Ralph Eberhart	112,500	24,772	137,272
David Squier	None	49,500	49,500

(1)	Each Director with an amount in this column was granted stock options with a calculated fair value of $44.00, representing a total grant date fair value of $99,000 and is reported as compensation for 2006. For a complete discussion of the assumptions and methodologies used to value the option awards listed in Column (c) above, please see the discussion of stock options and stock awards granted during 2006 contained in “Note 12. Stock options” to Standard Aero Holding Inc.’s Financial Statements, included as part of this Annual Report on Form 10-K and incorporated herein by reference.

As of December 31, 2006, the following number of non-qualified stock options were outstanding and held by each Director.

2006 Director Stock Options Outstanding

Number of
Options
Director	Outstanding

Peter J. Clare	None
Allan Holt	None
Adam Palmer	None
Andrew Shinn	None
Thomas Corcoran	1,500
Ralph Eberhart	1,500
David Squier	3,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the issued and outstanding common stock of Standard Aero Holdings, Inc is owned by our parent, Standard Aero Acquisition Holdings, Inc. Certain affiliates of Carlyle own approximately 98% of Standard Aero Acquisition Holdings, Inc common stock while the remainder is owned by Messr Shaw and other members of our senior management.

The following table provides summary information regarding the beneficial ownership of our outstanding Standard Aero Acquisition Holdings, Inc common stock as of December 31, 2006, for:

•	each person or group known to beneficially own more than 5% of the common stock;

•	each of the named executive officers in the Summary Compensation Table;

•	each of our directors;

•	all of our directors and named executive officers as a group.

Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2006 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of the common stock.

	Shares Owned
Name of Beneficial Owner	Number(3)	Percentage

TC Group III L.P.(1)	2,150,000	98.2%
Peter J. Clare(2)	—	—
Allan Holt(2)	—	—
Adam Palmer(2)	—	—
Andrew Shinn(2)	—	—
Thomas Corcoran	2,000	*
Ralph Eberhart	1,500	*
David Squier	5,500	*
David Shaw	25,309	1.1%
Bradley Bertouille	6,373	*
Edward Richmond(4)	3,250	*
Paul Soubry Jr.	6,623	*
All Directors and Named Executive Officers as a Group	50,555	2.3%

*	Denotes less than 1% beneficial ownership

(1)	TC Group III, L.P. is the sole general partner of Carlyle Partners III, L.P. and CP III Coinvestment, L.P. the record holders of 2,024,452 and 125,548 share of our common stock, respectively. TC Group III, L.L.C. is the sole general partner of TC Group III, L.P. TC Group, L.L.C. is the sole managing member of TC Group III, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. Accordingly, (i) TC Group III, L.P. and TC Group III, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P. and CP III Coinvestment, L.P.; and (ii) TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to be a beneficial owner of shares of common stock owned of record by each of Carlyle Partners III, L.P., and CP III Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of shares of common stock beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(2)	Messrs. Clare, Holt, Palmer and Shinn as employees of The Carlyle Group, do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by TC Group III L.P.

(3)	Includes options issued under the Stock Option Plan of Standard Aero Acquisitions Holdings, Inc. and exercisable within 60 days after December 31, 2006 of 15,409 shares for Mr. Shaw; 4,623 shares each for Messrs. Bertouille, and Soubry; 3,000 shares for Mr. Squier; 1,500 shares each for Messrs. Corcoran and Eberhart and 30,655 shares for all named executive officers and directors as a group.

(4)	Messr. Richmond’s shares were repurchased on January 17, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	163,363	$100.00	222,242
Equity compensation plans not approved by security holders	—	—	—

Total	163,363	$100.00	222,242

Item 13.	Certain Relationships and Related Transactions.

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

Employment Agreements

We have entered into employment agreements with certain of our executive officers as described in Item 11 under “Employment Agreements.”

Stockholders Agreements

In connection with their participation in the Stock Option and Purchase Plan of Standard Aero Acquisitions Holdings, Inc., our named executive officers and certain of our other employees entered into stockholder agreements with Standard Aero Acquisitions Holdings, Inc that:

•	impose restrictions on their transfer of Standard Aero Acquisitions Holdings, Inc. shares;

•	require those stockholders to take certain actions upon the sale of Standard Aero Acquisitions Holdings, Inc.; and

•	grant Carlyle the right to require other stockholders to participate pro rata in connection with a sale of shares by Carlyle.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Audit fees of the company consist principally of audit work on the consolidated financial statements as well as statutory audits. The aggregate audit fees expected to be billed by PricewaterhouseCoopers LLP for professional services rendered for the review of 2006 quarterly results and for the audit of our consolidated financial statements for the year ended December 31, 2006 are approximately $1,854,000. In addition, in 2006 the Company paid $325,000 relating to the 2005 financial statement restatement. The aggregate audit fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of 2005 quarterly results and for the audit of our consolidated financial statements for the year ended December 31, 2005 were approximately $1,600,000.

Audit Related Fees

The audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2006 were $130,000. The audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2005 were $110,000.

Tax Fees

PricewaterhouseCoopers LLP provided tax services to the Company in the amount of $29,000 for the year ended December 31, 2006. The Company was billed approximately $71,000 for tax services for the year ended December 31, 2005.

All Other Fees

PricewaterhouseCoopers LLP provided other services to the Company in the amount of $2,000 and $nil for the years ended December 31, 2006 and December 31, 2005, respectively.

Audit Committee Pre-Approval Policies and Procedures

All the services described above were approved by our board of directors or audit committee in advance of the services being rendered. The audit committee is responsible for the appointment, compensation and oversight of the work performed by the independent registered public accounting firm. The audit committee must pre-approve all audit (including audit related) services and permitted non-audit services provided by the independent registered public accounting firm in accordance with the pre-approval policies and procedures established by the audit committee. The audit committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit, statutory audits and tax work to be performed by the Company’s independent registered public accounting firm for the next fiscal year. With respect to other permitted services, management defines and presents specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project thresholds and annual thresholds. In assessing requests for services by the independent registered public accounting firm, the audit committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of PricewaterhouseCoopers LLP as our auditor for the 2006 fiscal year, the audit committee has considered whether the non-audit services provided by them are compatible with maintaining their independence. At each audit committee meeting, the audit committee is advised of the aggregate fees for which the independent registered public accounting firm has been engaged for such engagements, projects and categories of services compared to the approved amounts.

Item 15.	Exhibits, Financial Statement Schedules.

(a)  The following Financial Statements and related information are filed as part of this report:

Index to Financial Statements, Page 59

Reports of Independent Registered Public Accounting Firm, Page 60 through 62

Consolidated Financial Statements, Page 63 through 66

(b)  Exhibits

See Page 106 through 108

(c)  Financial Statement Schedule

See Page 109

Index to Financial Statements

Page

STANDARD AERO HOLDINGS, INC.
Reports of Independent Registered Public Accounting Firm	60-62
Consolidated Statements of Operations (Successor) for the years ended December 31, 2006 and December 31, 2005 and the period from August 25, 2004 to December 31, 2004	63
Combined Statement of Operations (Predecessor) for the period from January 1, 2004 to August 24, 2004	63
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	64
Consolidated Statements of Stockholder’s Equity (Successor) for the years ended December 31, 2006 and December 31, 2005 and the period from August 25, 2004 to December 31, 2004	65
Combined Statements of Divisional Equity (Predecessor) for the period from January 1, 2004 to August 24, 2004	65
Consolidated Statements of Cash Flows (Successor) for the years ended December 31, 2006 and December 31, 2005 and the period from August 25, 2004 to December 31, 2004	66
Combined Statement of Cash Flows (Predecessor) for the period from January 1, 2004 to August 24, 2004	66
Notes to Financial Statements	67-105
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Standard Aero Holdings, Inc. and its subsidiaries (the Successor Company) (a wholly owned subsidiary of Standard Aero Acquisition Holdings, Inc.) at December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts as of December 31, 2006 and December 31, 2005 and for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

McLean, Virginia
March 8, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.

In our opinion, the consolidated statement of operations, stockholder’s equity and cash flows of Standard Aero Holdings, Inc. and its subsidiaries (Successor Company) (a wholly-owned subsidiary of Standard Aero Acquisition Holdings, Inc.) present fairly, in all material respects, the results of its operations and its cash flows for the period from August 25, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts for the period from August 25, 2004 to December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Chartered Accountants
Winnipeg, Manitoba, Canada
March 31, 2005
except for Note 1 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004 included in Form 10-K filed on April 14, 2006 (Registration Statement No. 333-124394) (not presented herein), as to which the date is April 13, 2006, Note 17 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is April 26, 2005, and Note 2 to the consolidated financial statements for the period from August 25, 2004 to December 31, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is August 16, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
Standard Aero Holdings, Inc.

In our opinion, the combined statement of operations, stockholder’s equity and cash flows of the MRO Division of Dunlop Standard Aerospace Group Limited (Predecessor Company), as described in Note 1 to the accompanying financial statements present fairly, in all material respects, the results of its operations and its cash flows, for the period from January 1, 2004 to August 24, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts for the period from January 1, 2004 to August 24, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall income statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Chartered Accountants
Winnipeg, Manitoba, Canada
March 31, 2005
except for Note 17 to the financial statements for the period from January 1, 2004 to August 24, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is April 26, 2005, and Note 2 to the financial statements for the period from January 1, 2004 to August 24, 2004 included in Post-Effective Amendment No. 1 to Form S-4 (Registration Statement No. 333-124394) (not presented herein), as to which the date is August 16, 2005

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (SUCCESSOR) /

COMBINED STATEMENT OF OPERATIONS (PREDECESSOR)

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Revenues	$778,844	$760,707	$284,116	$509,385

Operating expenses
Cost of revenues	661,542	661,430	249,710	423,368
Selling, general and administrative expense	49,976	52,339	20,974	30,317
Amortization of intangible assets	8,585	9,385	3,262	1,835
Restructuring costs	—	3,215	—	—
Goodwill impairment	—	47,377	—	—

Total operating expenses	720,103	773,746	273,946	455,520

Income (loss) from operations	58,741	(13,039)	10,170	53,865
Interest expense	38,594	36,440	14,005	4,835

Income (loss) before income taxes	20,147	(49,479)	(3,835)	49,030
Income tax expense (benefit)	660	(298)	66	15,822

Net income (loss)	$19,487	$(49,181)	$(3,901)	$33,208

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$17,047	$24,056
Cash and cash equivalents (restricted)	35,200	—
Accounts receivable (less allowance for doubtful accounts of $2,050 and $2,987 at 2006 and 2005, respectively)	114,405	120,456
Inventories	140,560	134,011
Prepaid expenses and other current assets	5,495	7,668
Income taxes receivable	2,575	3,811
Deferred income taxes	1,493	2,407

Total current assets	316,775	292,409

Deferred finance charges	14,880	18,272
Deferred income taxes	7,384	7,920
Property, plant and equipment, net	132,032	136,968
Intangible assets, net	185,241	195,168
Goodwill	189,909	192,301

Total assets	$846,221	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$82,764	$75,301
Other accrued liabilities	30,410	29,197
Due to related party	3,940	3,940
Unearned revenue	55,545	14,196
Accrued warranty provision	4,446	3,986
Income taxes payable	1,208	9,323
Deferred income taxes	24	—
Current portion of long-term debt	27	2,574

Total current liabilities	178,364	138,517

Deferred income taxes	66,058	72,542
Long-term debt	420,295	470,000

Total liabilities	664,717	681,059

Commitments and contingencies (note 8)
Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,099	215,000
Accumulated deficit	(33,595)	(53,082)
Accumulated other comprehensive income	—	61

Total stockholder’s equity	181,504	161,979

Total liabilities and stockholder’s equity	$846,221	$843,038

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (SUCCESSOR) /
COMBINED STATEMENTS OF DIVISIONAL EQUITY (PREDECESSOR)

	Divisional	Divisional	Due from	Total
	Share	Retained	Related	Divisional
	Capital	Earnings	Companies	Equity
	(In thousands)

Predecessor
Balance as of December 31, 2003	$163,952	$85,209	$(3,744)	$245,417
Net income	—	33,208	—	33,208
Net intercompany/interdivisional transfers	—	—	(10,729)	(10,729)

Balance as of August 24, 2004	$163,952	$118,417	$(14,473)	$267,896

				Accumulated
				Other	Total
	Common	Paid in	Accumulated	Comprehensive	Stockholder’s
	Stock	Capital	Deficit	Income	Equity
	(In thousands)

Successor
Balance as of August 25, 2004	$—	$—	$—	$—	$—
Issuance of 1,000 shares of common stock	—	215,000	—	—	215,000

Comprehensive income (loss)
Net loss	—	—	(3,901)	—	(3,901)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	—	—	—	52	52

Total comprehensive income (loss)	—	—	(3,901)	52	(3,849)

Balance as of December 31, 2004	$—	$215,000	$(3,901)	$52	$211,151

Comprehensive income (loss)
Net loss	—	—	(49,181)	—	(49,181)
Other comprehensive income
Unrealized gain on cash flow hedge, net of tax	—	—	—	9	9

Total comprehensive income (loss)	—	—	(49,181)	9	(49,172)

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

Stock based compensation	—	99	—	—	99

Comprehensive income (loss)
Net income	—	—	19,487	—	19,487
Other comprehensive income Realized gain on cash flow hedge, net of tax	—	—	—	(61)	(61)

Total comprehensive income (loss)	—	—	19,487	(61)	19,426

Balance as of December 31, 2006	$—	$215,099	$(33,595)	$—	$181,504

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUCCESSOR) /

COMBINED STATEMENTS OF CASH FLOWS (PREDECESSOR)

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Cash provided from
Operating activities
Net income (loss) for the period	$19,487	$(49,181)	$(3,901)	$33,208
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	25,490	25,300	8,825	14,229
Amortization of deferred finance charges	3,392	2,943	2,499	363
Intangible asset impairment	—	29,700	—	—
Goodwill impairment	—	47,377	—	—
Deferred income taxes	(5,010)	(13,100)	(9,162)	(5,281)
Loss on disposal of property, plant and equipment	528	68	—	—
Foreign exchange (gain)/loss	(1,317)	722	(59)	525
Stock based compensation expense	99	—	—	—
Changes in assets and liabilities
Accounts receivable, net	6,051	(9,964)	(12,206)	(32,439)
Inventories	(6,549)	12,392	40,315	(30,414)
Prepaid expenses and other current assets	2,112	(1,718)	349	(1,670)
Accounts payable and other current liabilities	13,535	(27,667)	(4,820)	56,774
Income taxes payable and receivable	(4,487)	3,987	(2,080)	1,671

Net cash provided by operating activities	53,331	20,859	19,760	36,966

Investing activities
Acquisition of property, plant and equipment	(5,245)	(8,448)	(4,529)	(8,194)
Proceeds from disposals of property, plant, and equipment	257	57	—	112
Acquisition of rental assets	(14,975)	(16,028)	(4,995)	(9,786)
Proceeds from disposals of rental assets	10,558	10,934	3,139	6,393
Acquisition of intangibles	—	—	—	(123)
Acquisition of MRO Division of Dunlop Standard Aerospace Group Limited, net of cash acquired	—	—	(664,011)	—

Net cash used in investing activities	(9,405)	(13,485)	(670,396)	(11,598)

Financing activities
Repayment of debt	(50,000)	(15,000)	(40,000)	—
Payments of capital lease obligations and other	(2,561)	(1,672)	(626)	(1,112)
Proceeds from issuance of debt	309	—	525,000	—
Issuance of common stock	—	—	215,000	—
Deferred financing charges	—	—	(23,714)	—
Change in due to/(from) related companies	—	6,185	2,808	(10,729)

Net cash (used in) provided by financing activities	(52,252)	(10,487)	678,468	(11,841)

Effect of exchange rate changes on cash and cash equivalents	1,317	(722)	59	(525)

Net (decrease) increase in cash and cash equivalents	(7,009)	(3,835)	27,891	13,002
Cash and cash equivalents — Beginning of period	24,056	27,891	—	22,698

Cash and cash equivalents — End of period	$17,047	$24,056	$27,891	$35,700

Supplemental cash flow information
Cash paid during the period for:
Interest	$34,033	$33,623	$5,117	$4,000
Income taxes	10,754	11,544	9,905	18,234

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

The Acquisition

On August 24, 2004, pursuant to a purchase agreement with Meggitt plc, the Company acquired from Meggitt the MRO Division of Dunlop Standard Aerospace Group Limited (the “Predecessor”) for cash consideration of $699.7 million, including direct costs of the Acquisition of $28.0 million. This transaction is referred to as the Acquisition. The Company is a wholly-owned subsidiary of Standard Aero Acquisition Holdings, Inc., which is a corporation formed at the direction of The Carlyle Group. Affiliates of The Carlyle Group own 98.2% of Standard Aero Acquisition Holdings, Inc. common stock. The purchase price was financed by a $215.0 million equity investment from the Company’s parent company, Standard Aero Acquisition Holdings, Inc., $325.0 million of term loans and $200.0 million of senior subordinated notes.

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

Predecessor

The financial statements of the Predecessor reflect the combined financial position, combined results of operations and combined cash flows of the Predecessor business which includes the accounts of Standard Aero (US) Inc. (formerly Dunlop Standard Aerospace (US) Inc.) related to the MRO business, and the accounts of the following entities:

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

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Certain administration, management and other services were provided by Dunlop Standard Aerospace Group Limited including, but not limited to, executive and strategic management, accounting and financial reporting, treasury, cash management, employee benefit administration, training and redesign services. The Predecessor was charged an allocation for these services by Dunlop Standard Aerospace Group Limited (see note 10). All allocations and estimates are based on assumptions that management believes are reasonable. However, the combined results of operations, and combined cash flows of the Predecessor for the period January 1, 2004 to August 24, 2004, may not necessarily reflect those that would have occurred had the Predecessor operated autonomously as an entity independent of Dunlop Standard Aerospace Group Limited.

2	Summary of significant accounting policies

The consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars.

a) Principles of consolidation

The Consolidated Financial Statements include the accounts of Standard Aero Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

c) Use of accounting estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated/combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for allowance for doubtful accounts, slow moving or obsolete inventory, depreciation, amortization, impairment of long-lived assets, employee benefit plans, taxes, losses on contracts and other contingencies, among others. The Company evaluates and updates its assumptions and estimates on an ongoing basis.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

d) Revenue recognition

The Company has three significant types of Aviation MRO revenue contracts:

Time and material contracts	Time and material contracts are individual arrangements in which the engine is maintained, repaired and/or overhauled for the cost of the actual time and expenses incurred.
Fixed price contracts	These contracts are arrangements with customers for maintenance, repair and overhaul services with a fixed price for each maintenance, repair and overhaul event.
Pay by the hour (PBH) contracts	These contracts are long term arrangements with customers to provide maintenance, repair and overhaul services for a fixed price per hour based on engine utilization.

Each of the three types of contracts may have multiple deliverables. These deliverables are: (i) engine repair services and engine parts and modules embodied and (ii) replacement engine rental revenue. In these arrangements, revenue is allocated based on the relative fair values of each of these deliverables.

For all contracts, rental engine revenue, if applicable, is recognized monthly based on the hours flown multiplied by the appropriate hourly rate.

For time and material and fixed contracts, engine repair services and engine parts embodied revenue and costs are recognized upon customer acceptance and shipment due to the majority of contracts being subject to strict regulatory and manufacturer testing procedures.

For PBH contracts, the Company recognizes revenue on PBH contracts upon customer acceptance and shipment due to the significant acceptance process, using a proportional performance model based on cost incurred.

Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenue and costs for PBH contracts are reviewed at a minimum each quarter. The Company records a loss provision for contracts when the Company determines that estimated future cost would exceed estimated future revenues.

The Company’s revenues related to providing design and implementation of operational redesigns is recognized as services are completed and predefined milestones are achieved.

e) Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments such as certificates of deposit, time deposits and money market instruments, having maturities of three months or less at the time of purchase.

f) Cash and cash equivalents (restricted)

Cash and cash equivalents (restricted) consist of cash balances held in trust accounts which have been advanced by customers based on an agreed upon engine operating fee. The Company does not have access to the trust accounts until maintenance work is performed.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

g) Accounts receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on factors affecting the credit risk of specific customers, as well as historical trends and other information.

h) Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis (“FIFO”), not in excess of net realizable market value. Cost consists of the actual cost of raw materials, direct labour, and an appropriate proportion of overhead in the case of work in progress. The Company assesses the valuation and writes down the value for estimated excess and obsolete inventory.

i) Property, plant and equipment

Property, plant and equipment is recorded at original cost less accumulated depreciation, and include costs for significant improvements as well as those that increase the useful lives of existing assets. The cost of routine maintenance, repairs and minor renewals is expensed as incurred. When property, plant and equipment is retired or sold, the net carrying amount is eliminated and any gain or loss on disposition is recognized in the statement of operations for the respective period. Depreciation is provided over the lesser of the estimated useful lives of the assets or for leased assets, the terms of the lease, using the straight-line method, as summarized below:

Buildings — 20 to 40 years;

Computer hardware and software — 3 to 5 years;

Machinery and equipment — 4 to 13 years;

Leasehold improvements — the shorter of economic life or term of the lease — 3 to 10 years; and

Rental engines — based on hours flown

The Company uses in its operations certain equipment owned and provided by the U.S. government at no cost. This equipment is used to provide services to the U.S. government under a subcontract with Kelly Aviation Center LP.

j) Impairment of long-lived assets

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

k) Goodwill and intangible assets

Intangible assets determined to have indefinite lives are tested for impairment annually and intangible assets with both definite and indefinite lives are tested for impairment if the situation indicates that the asset might be impaired. Goodwill is tested for impairment annually during the fourth quarter or if the situation indicates that the asset might be impaired.

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

l) Income taxes

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

p) Stock based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”) “Share-Based Payment,” using the prospective method. SFAS 123(R) requires the Company to estimate the fair value of share based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Under the prospective method, the Company will

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

continue to account for any portion of awards outstanding at the date of adoption using the provisions of APB No. 25 whereby no stock option compensation expense was recognized in the determination of net income in the accompanying consolidated statement of operations. For the year ended December 31, 2006, the impact of adopting Statement FAS 123(R) was $99,000, $64,000 net of tax.

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

Derivatives were used by the Predecessor to hedge certain anticipated foreign currency transactions. Not all of the criteria for hedge accounting under SFAS 133 were met and, therefore, all outstanding hedges were marked-to-market through earnings. The Predecessor had no effective hedges for the period from January 1, 2004 to August 24, 2004.

r) Deferred finance charges

The Company incurred finance charges in connection with the issuance of bank and bond debt. The costs associated with the debt are deferred and amortized using the effective yield method over the life of the debt. If the debt is extinguished before the end of the debt agreement, the deferred finance charges related to that debt will be amortized fully in the year of repayment.

s) Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46”), requires the, “primary beneficiary” of a variable interest entity (“VIE”) to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited — liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinate financial support; (ii) has a group of owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

In the normal course of business, the Company enters into agreements to provide engine repair and maintenance services. Certain of these agreements establish trust accounts in which the customer will deposit cash, generally in advance of the services to be performed under the contract, based on an agreed upon engine operating fee. Subject to the terms of each agreement, the Company will generally receive cash distributions from the trust accounts when maintenance worked is performed. Actual gross payments by the customer into the trust accounts could exceed the cost of services performed by the Company. Per the agreements the Company would receive the benefit of the remaining proceeds in the trust account upon completion of the contract, if any. The Company has determined that the trust accounts are VIEs and that the Company is the primary beneficiary. Based on this determination, the Company commenced consolidating the trust accounts in its consolidated financial statements as of the quarter ended June 30, 2006.

The consolidation of the VIE resulted in restricted cash of $35.2 million and unearned revenue of $35.2 million as at December 31, 2006.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

t) Comparative figures

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation. These reclassifications did not have a material impact on previously reported balances.

u) New accounting pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements without publicly traded equity securities as of the end of fiscal years ending after June 15, 2007. The Company will adopt this statement as at December 31, 2007.

v) Change in accounting principle

Effective in the first quarter of 2007, the Company will change its method of recognizing revenue for fixed price pay by the hour engine maintenance contracts to a proportional performance model based on completed output deliverables under each contract. Prior to the first quarter of 2007, revenue was recognized for these fixed price engine maintenance contracts using a proportional performance model based on cost incurred. As required by FAS 154, the change in accounting will be applied retrospectively to the prior periods’ financial statements. The Company does not expect this change in accounting principle to have a material impact on the Company’s consolidated financial statements.

3	Inventories

	December 31,
	2006	2005
	(In thousands)

Raw materials	$60,918	$66,241
Work in process	79,642	67,770

	$140,560	$134,011

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

4	Property, plant and equipment

	December 31,
	2006	2005
	(In thousands)

Land	$3,745	$3,745
Buildings	37,550	36,989
Leasehold improvements	3,236	3,179
Machinery and equipment	77,237	74,001
Rental assets	40,114	35,693
Construction in progress	1,126	712

	163,008	154,319
Less: Accumulated depreciation	(30,976)	(17,351)

Property, plant and equipment — net	$132,032	$136,968

The Company’s depreciation expense was $13.8 million and $12.9 million for the year ended December 31, 2006 and 2005, respectively. The Company’s depreciation expense was $4.6 million for the period from August 25, 2004 to December 31, 2004. The Predecessor’s depreciation expense was $10.5 million for the period from January 1, 2004 to August 24, 2004. Rental assets at December 31, 2006 included assets held under capital leases with historical costs of nil (2005 — $7.0 million) and accumulated depreciation of nil (2005 — $1.9 million).

The net carrying value of rental assets was $27.1 million and $28.1 million for the year ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has provided as collateral for its credit facility, $112.1 million of its property, plant and equipment.

5	Goodwill and intangible assets

Intangible assets are comprised of:

	Gross Carrying	Accumulated		Net
At December 31, 2006	Amount	Amortization	Impairment	Balance
	(In thousands)

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$17,545	$—	$80,455
OEM authorizations and licenses	40,100	7,127	—	32,973
Technology and other	7,900	3,687	—	4,213

	146,000	28,359	—	117,641
Indefinite lived intangible assets not subject to amortization:
Trademarks	67,600	—	—	67,600

Total intangible assets	$213,600	$28,359	$—	$185,241

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Gross Carrying	Accumulated		Net
At December 31, 2005	Amount	Amortization	Impairment	Balance
	(In thousands)

Definite lived intangible assets subject to amortization:
Customer relationships	$98,000	$10,540	$—	$87,460
OEM authorizations and licenses	38,350	4,035	—	34,315
Technology and other	7,900	2,107	—	5,793

	144,250	16,682	—	127,568
Indefinite lived intangible assets not subject to amortization:
Trademarks	97,300	—	(29,700)	67,600

Total intangible assets	$241,550	$16,682	$(29,700)	$195,168

The Company’s amortization expense for the year ended December 31, 2006 and 2005 was $11.7 million and $12.4 million, respectively. The Company’s amortization expense for the period August 25, 2004 to December 31, 2004 was $4.3 million. The Predecessor’s amortization expense for the period January 1, 2004 to August 24, 2004 was $3.7 million.

The Company acquired OEM authorizations for $1.75 million in 2006 (2005- nil). The OEM authorizations were acquired as a result of new contracts and extensions of existing contracts. Under the terms of these agreements, payments for these OEM authorizations are due during fiscal 2007.

Amortization of OEM authorizations and licenses is included within cost of revenues.

Estimated amortization expense for each of the five succeeding fiscal years are:

(in thousands)

2007	$11,818
2008	$11,817
2009	$10,385
2010	$7,312
2011	$7,303

The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005, and the period from August 25, 2004 to December 31, 2004, are as follows:

	Maintenance Repair	Enterprise
	and Overhaul	Services	Total
	(In thousands)

Balance as at August 25, 2004	$242,570	$—	$242,570

Balance as at December 31, 2004	$242,570	$—	$242,570

Impairment	(47,377)	—	(47,377)
Reallocated from pre-acquisition contingent liabilities	(2,892)	—	(2,892)

Balance as at December 31, 2005	$192,301	$—	$192,301

Reallocated from pre-acquisition contingent liabilities	(2,392)	—	(2,392)

Balance as at December 31, 2006	$189,909	$—	$189,909

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The change in goodwill for 2006 is a result of changes in estimates of tax contingent liabilities recorded at the date of acquisition.

The Company provides maintenance, repair and overhaul (“MRO”) services to the U.S. Air Force as a subcontractor to Kelly Aviation Center, L.P. (“KAC”). On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007. The potential loss of, or changes to, the subcontract resulted in determination that the Company’s intangible assets and goodwill might be impaired.

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

As of December 31, 2006, the Company tested indefinite lived intangible assets and goodwill for impairment. Based on this test, no impairments were recorded.

6	Long-term debt

Long-term debt is summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Term loans	$220,000	$270,000
Senior subordinated notes	200,000	200,000
Obligations under capital leases	18	2,574
Other	304	—

	420,322	472,574
Less: Current portion	27	2,574

Long-term debt	$420,295	$470,000

The Company had outstanding bank term loans of $220.0 million and $270.0 million at December 31, 2006 and December 31, 2005, respectively. The Company has provided as collateral for the loan substantially all of its assets. The term of the loan is eight years and the entire amount is due in 2012 through scheduled installments during that year. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $220.0 million were denominated and are repayable in US dollars, and bear interest at 7.62% at December 31, 2006 (6.81% at December 31, 2005). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.

The credit facility agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2006. The revolving borrowing under the credit facility would be denominated and is repayable in US dollars. The revolving credit facility would bear interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The related commitment fee would equal between 0.375% and 0.5% of the undrawn credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit facility agreement.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average interest rate of borrowings under the credit facility agreement was 7.29% at December 31, 2006 (5.62% at December 31, 2005).

In addition, subordinated unsecured senior notes of $200.0 million were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the bond at pre-determined premiums.

The Company had outstanding term loans with a public utility company of $304,000 at December 31, 2006 (2005 — nil). The term of the loans is ten years, repayable in monthly instalments of $4,389, including interest, due in 2016. The term loans of $304,000 are denominated and repayable in Canadian dollars, and bear interest between 7.9% and 8.4%.

At December 31, 2006, the amounts of long-term debt payable for the years ending on December 31, are as follows:

	Capital Leases	Debt	Total
	(In thousands)

2007	$6	$21	$27
2008	6	22	28
2009	6	24	30
2010	—	27	27
2011	—	29	29
Thereafter	—	420,181	420,181

Total long-term debt	$18	$420,304	$420,322

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

During the third quarter of 2005, the company incurred $3.2 million in severance costs. The severance costs represent one-time termination payments for approximately 100 people. The terminations were a result of management’s decision to rationalize, integrate and align the resources of the Company. There are no further costs expected for this restructuring activity. At December 31, 2005 there was a liability in the amount of $726,000. This liability was substantially paid during 2006 and the Company did not incur restructuring costs during 2006.

8	Commitments and contingencies

Commitments

The Company leases facilities, office equipment, machinery, computer equipment and rental assets under non-cancellable operating leases having initial terms of more than one year.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The future minimum payments under operating leases and contractual commitments for the years ending December 31 and thereafter are as follows:

(In thousands)

2007	$11,396
2008	10,603
2009	10,223
2010	9,906
2011	871
Thereafter	906

Total future minimum payments	$43,905

The Company’s rental expense on operating leases for the year ended December 31, 2006 and December 31, 2005 amounted to $10.5 million and $8.1 million, respectively. The Company’s rental expense on operating leases for the period from August 25, 2004 to December 31, 2004 amounted to $2.7 million. The Predecessor’s rental expense on operating leases for the period from January 1, 2004 to August 24, 2004 amounted to $5.3 million.

Contingent liabilities

The Company is involved, from time to time, in legal actions and claims arising in the ordinary course of business. While the ultimate result of these claims cannot presently be determined, management does not expect that these matters will have a material adverse effect on the financial condition, statement of operations or cash flows of the Company.

The Company has facilities that are located on land that has been used for industrial purposes for an extended period of time. The Company has not been named as a defendant to any environmental suit. Management believes that the Company is currently in substantial compliance with environmental laws. The Company incurs capital and operating costs relating to environmental compliance on an ongoing basis. Management does not, however, believe that the Company will be required under existing environmental laws to expend amounts that would have a material adverse effect to its financial condition, statement of operations or cash flows.

Kelly Aviation Centre Subcontract

During the fourth quarter of 2005, Kelly Aviation Center L.P. (“KAC”) indicated it disagreed with the Company’s interpretation regarding the terms of the subcontract with KAC under which the Company provides maintenance, repair and overhaul (“MRO”) services for U.S. Government T56 engines managed by the U.S. Air Force and that it did not intend to make a decision whether to exercise the option to extend the subcontract for periods beyond February 2007. On January 25, 2006, the Company was formally notified by KAC that it did not intend to extend the subcontract beyond February 2007.

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

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following are the material terms of the amendment to the KAC subcontract:

The amendment provides that each extension of KAC’s prime contract with the U.S. Air Force, Oklahoma City Air Logistic Center will result in the KAC subcontract being extended as well. As a result, the KAC subcontract has been extended until February of 2010 and will be extended for additional years to February 2014 if, and when, annual option years are awarded to the prime contractor.

The amendment provides that commencing in the government’s fiscal year ending September 30, 2007, the Company will be subject to annual performance evaluations based on objective criteria. In the event that the Company fails to perform satisfactorily it will be required to pay liquidated damages to KAC. These liquidated damages are initially capped at $2.0 million in any year, but may be as high as $4.0 million in certain circumstances if the Company fails to perform satisfactorily in successive years. Based on the past five years of performance on the contract, the Company estimates that it would have incurred an aggregate of approximately $500,000 of liquidated damages had the performance evaluation criteria been in place during those years.

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

9	Income taxes

The components of the income tax provision are as follows:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Current
Domestic	$5,280	$12,217	$5,412	$21,034
Foreign	390	585	3,816	69

Total current	5,670	12,802	9,228	21,103

Deferred
Domestic	(4,273)	(8,147)	(3,492)	(2,097)
Foreign	(737)	(4,953)	(5,670)	(3,184)

Total deferred	(5,010)	(13,100)	(9,162)	(5,281)

Income tax expense (benefit)	$660	$(298)	$66	$15,822

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of income (loss) before income taxes are as follows:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Domestic	$21,394	$(37,408)	$8,573	$51,024
Foreign	(1,247)	(12,071)	(12,408)	(1,994)

Income (loss) before income taxes	$20,147	$(49,479)	$(3,835)	$49,030

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Income tax expense at the US statutory rate of 35%	$7,052	$(17,318)	$(1,342)	$17,161
State taxes, net	1,213	936	522	1,621
Effect of foreign income tax rates	186	2,564	847	(2,499)
Change in income tax rates	(1,957)	(816)	—	—
Change in state tax law	(2,334)	—	—	—
Non-taxable income	(2,552)	(1,211)	(1,677)	—
Foreign exchange	105	(1,216)	1,375	(172)
Non-deductible expenses	181	142	208	123
Goodwill impairment	—	16,582	—	—
Valuation allowance	1,695	299	94	155
Tax credits	(710)	(1,518)	—	—
Provision-to-return adjustments and changes in tax reserves	(2,318)	1,745	—	—
Other, net	99	(487)	39	(567)

Income tax expense (benefit)	$660	$(298)	$66	$15,822

The changes in income tax rates enacted in 2006 in foreign jurisdictions, primarily Canada and The Netherlands, resulted in a reduction in the Company’s net deferred tax liabilities of approximately $2.0 million. A change in tax law in the State of Texas enacted in 2006 reduced the Company’s net deferred tax liabilities by $2.3 million. Tax law changes in the Netherlands during 2006, which reduced the carryforward period of operating loss carryforwards from an indefinite period to nine years resulted in the Company recording a valuation allowance of $1.3 million. Provision-to-return adjustments recorded to reconcile the Company’s 2005 tax provision to its 2005 tax returns, and changes to tax reserves as a result of new information and the expiration of certain statutes of limitations, reduced the Company’s income tax expense by $2.3 million in 2006.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2006	2005
	(In thousands)}

Deferred tax assets consist of the following:
Accounts receivable	$73	$35
Inventories	46	41
Stock based compensation expense	35	—
Property, plant and equipment	2,302	2,972
Accrued interest	6	17
Other provisions	2,387	2,415
Onerous contracts	111	448
Tax credits	1,099	871
Foreign exchange loss	99	220
Capital loss carried forward	5,483	5,483
Tax losses carryforward	5,948	5,235

	17,589	17,737
Valuation allowance	(8,712)	(7,410)

Deferred tax assets	8,877	10,327

Deferred tax liabilities consist of the following:
Accrued interest	(24)	—
Property, plant and equipment	(15,447)	(15,182)
Intangibles	(48,851)	(55,928)
Deferred financing costs	(775)	(276)
Other	(985)	(1,156)

Deferred tax liabilities	(66,082)	(72,542)

Net deferred tax liability	$(57,205)	$(62,215)

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation. This reclassification relates to the capital loss carried forward amount of $5.5 million and an offsetting change in the valuation allowance of $5.5 million. These amounts were reported on a net basis in the previous year. This reclassification did not have a material impact on previously reported balances.

SFAS No. 109 “Accounting for Income Taxes” requires that a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. A valuation allowance of $8.7 million and $7.4 million at December 31, 2006 and 2005, respectively, has been recorded against certain deferred tax assets because the Company has not determined that it is more likely than not that the amount of the deferred tax asset will be realized.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has incurred cumulative net operating losses in various countries in the amount of $22.5 million. A portion of these losses may be carried forward indefinitely while the remaining losses will expire as follows:

(in thousands)

2014	$6,364
2015	9,569
2025	1,373

Total	$17,306

The Company has adopted a position of indefinitely reinvesting in its foreign operations, except Singapore. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $27.2 million at December 31, 2006. Despite the Company’s position of indefinitely reinvesting in its foreign operations, the tax impact of these undistributed earnings have been included in the current income tax provision of the financial statements to date due to the U.S. Subpart F rules.

The Company has Canadian investment tax credits that can be applied against future years’ income taxes payable. As of December 31, 2006, these items expire as follows:

(in thousands)

2007	$130
2008	419
2009	179
2013	72
2014	40
2015	195
2016	176

Total	$1,211

The carrying amount of goodwill will be reduced if $550,000 of these investment tax credits expiring in 2007 and 2008 are used against provincial taxes payable.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service is currently conducting an examination of the Company’s U.S. federal income tax returns for 2004. The Canada Revenue Agency is currently conducting an examination of the tax returns of various Canadian subsidiaries of the Company for 2004. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years, however, actual settlements may differ from amounts accrued.

10	Related party transactions

Successor transactions

At December 31, 2006 and 2005, the Company has an outstanding payable of $3.9 million to its parent, Standard Aero Acquisition Holdings, Inc. for cash advanced by Standard Aero Acquisition Holdings, Inc. The Payable is non-interest bearing and has no repayment terms.

The Carlyle Group charges the Company a monthly management fee of $125,000. The total amount of management fees incurred during the year ended December 31, 2006 and 2005 was $1.5 million for each year.
For the period from August 25, 2004 to December 31, 2004 the amount was $500,000. Out-of — pocket expenses

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

reimbursed to Carlyle during the year ended December 31, 2006 and 2005 amounted to nil and $137,000, respectively. For the period from August 25, 2004 to December 31, 2004, no amounts were reimbursed.

The Company recorded revenue of $0.9 million and nil for the year ended December 31, 2006 and 2005, respectively, for sales to an entity under common control. For the period from August 25, 2004 to December 31, 2004 the amount of sales to an entity under common control was $0.6 million.

Predecessor transactions

The Predecessor’s parent, Dunlop Standard Aerospace Group Limited, provided certain services, such as general and strategic management, cash and treasury management, training and redesign services to the Predecessor. The combined financial statements include an allocation of expenses relating to such services. These expenses were allocated based on actual usage and allocations. There were no material operating transactions between the MRO division and other businesses within Dunlop Standard Aerospace Group Limited.

The transactions with Dunlop Standard Aerospace Group Limited reflected in the combined statement of operations are as follows:

January 1,
2004 to
August 24,
2004
(In thousands)

Management cost allocations	$2,602
Interest expense	181
Interest revenue	(398)

In the Predecessor company, interest was charged on certain amounts advanced from other Dunlop Standard Aerospace Limited entities to the Predecessor. In addition, the Predecessor earned interest income on certain amounts related to advances made to Dunlop Standard Aerospace Group Limited.

Amounts due to and from other Dunlop Standard Aerospace Group Limited entities are included in divisional equity as follows:

August 24
2004
(In thousands)

Amounts due from affiliates	$(25,628)
Amounts due to affiliates	6,266
Amounts due to Dunlop Standard Aerospace Group Limited	4,889

Amounts due from and to affiliates included within divisional equity represent amounts the Predecessor received from or advanced to affiliates as directed by Dunlop Standard Aerospace Group Limited.

11	Employee benefit plans

The Company provides defined contribution pension plans to substantially all of its employees. Employer costs for the U.S. plans by the Successor for the year ended December 31, 2006, December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $2.2 million, $2.2 million and $1.0 million, respectively. Employer costs for the U.S. plans by the Predecessor for the period from January 1, 2004 to August 24, amounted to $1.2 million. Employer costs for the Canadian plans by the Successor for the year ended December 31, 2006, December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $2.4 million, $2.3 million and $0.7 million, respectively. Employer costs for the Canadian plans by the Predecessor for the period from January 1, 2004 to August 24, 2004 amounted to $1.1 million.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company also provides a defined benefit pension plan to a limited number of long-term and retired employees in Canada. The Company does not provide any other post retirement benefits or supplemental retirement plans.

A measurement date of December 31 is used in accounting for the retirement plans.

Net periodic benefit costs for the Company’s defined benefit retirement plan included the following components:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
Service cost — net of employee contributions	$363	$280	$85	$170
Interest costs	182	147	42	84
Expected return on plan assets	(180)	(141)	(38)	(75)
Amortization of unrecognized net losses	20	—	—	—

Net pension expense	$385	$286	$89	$179

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	December 31,
	2006	2005

Discount rate	5.25%	5.00%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Discount rate	5.00%	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	3.50%	3.50%	4.00%	4.00%

The net periodic benefit cost and the actuarial present value of projected benefit obligations are based on actuarial assumptions that are reviewed on a periodic basis. Management revises these assumptions based on an evaluation of long-term trends, as well as market conditions, that may have an impact on the cost of providing retirement benefits and in accordance with the requirements of SFAS No. 87, “Employers’ Accounting for Pensions.”

The expected long-term rate of return on plan assets represents management’s long-term assessment of return expectations which will only change based on significant shifts in economic and financial market conditions. Management’s long-term outlook is influenced by a combination of return expectations by individual asset class,

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

actual historical experience and assumed inflation. The historical returns are used to provide context for the development of the return expectations.

The following details both the funded status of the defined benefit plan and the associated amounts recognized in the accompanying consolidated balance sheets as of:

	December 31,
Defined benefit plan	2006	2005
	(In thousands)

Change in benefit obligation
Benefit obligation — beginning of year	$3,235	$2,285
Service costs	363	280
Interest cost	182	147
Actuarial (gain)/loss	(156)	603
Benefits paid	(95)	(192)
Foreign currency adjustment	(15)	112

Benefit obligation — end of year	3,514	3,235

Change in plan assets
Fair value of plan assets — beginning of year	2,677	2,204
Actual return on plan assets	455	237
Employer contributions	362	338
Benefits paid	(95)	(192)
Foreign currency adjustment	(25)	90

Fair value of plan assets — end of year	3,374	2,677

Funded status of the plan	(140)	(558)
Unrecognized net actuarial losses	78	518

Accrued pension liability	$(62)	$(40)

The accumulated benefit obligation for the defined benefit plan was $2.7 million and $2.5 million at December 31, 2006 and 2005, respectively.

The plan asset allocations by asset category were as follows:

	December 31,		Target
	2006	2005	Allocation

Asset category
Equity securities	59%	60%	58%
Debt securities	36%	35%	37%
Other	5%	5%	5%

	100%	100%	100%

The Company’s investment goals are to maximize returns subject to tolerance to investment risk. The Company addresses diversification by the use of mutual fund investments whose underlying investments reflect the Company’s tolerance to investment risk.

The Company expects to contribute $307,000 to its defined benefit plan in 2007.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The benefits expected to be in paid in future are as follows:

Pension Plan
(In thousands)

2007	$67
2008	88
2009	111
2010	138
2011	169
2012 — 2016	1,520

Certain employees in the Netherlands participate in a collectively-bargained multi-employer plan. In addition to the collectively-bargained plan, employees in the Netherlands also participate in a defined contribution plan. Employer cost to these plans by the Successor for the year ended December 31, 2006, December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 amounted to $1.1 million, $1.1 million and $504,000, respectively. Employer costs by the Predecessor for the period from January 1, 2004 to August 24, 2004 amounted to $918,000.

12	Stock options

Certain employees and directors of the Company are eligible to participate in Standard Aero Acquisition Holdings, Inc.’s (SAAHI) Stock Option and Purchase Plan (the “Plan”) which was approved by the Company’s Board of Directors in December 2004. A total of 425,000 shares or stock options have been approved for issuance under this Plan. As of December 31, 2006, SAAHI has 163,363 stock options outstanding, each of which may be used to purchase one share of SAAHI common stock. The options have a ten year life and an exercise price of one hundred dollars per share, which was equivalent to the fair market value at the date the option was granted. Approximately 34% of the options are time vesting options that will vest on or prior to December 31, 2008. Approximately 45% of the options are performance vesting options that will vest on the day immediately preceding the seventh anniversary of the date of grant, provided the option holder remains continuously employed with the Company. However, all or a portion of such performance vesting options may vest and become exercisable over a five-year period, starting with 2004, if certain performance targets relating to earnings and debt repayment are met. Approximately 21% of the options are performance vesting options that will vest between December 31, 2006 and December 31, 2008 if certain performance targets relating to earnings are met. In addition, these options vest upon the occurrence of certain stated liquidity events, as defined in the Plan.

The following is a summary of the stock option grants:

Year Ended
December 31,
2006

Opening balance	192,398
Granted	3,000
Exercised	—
Cancelled	(32,035)

Outstanding as of December 31	163,363

Options exercisable as of December 31	56,868
Weighted average exercise prices	$100 per share
Weighted average life as of December 31
Exercisable stock options	8.1 years
Outstanding stock options	8.0 years

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information Under SFAS 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the prospective method. The prospective method requires compensation cost to be recognized for new awards and for awards modified, repurchased, or cancelled after the required effective date. In the fourth quarter of 2006, the Company granted 3,000 employee stock options. The Company estimated the fair value of these stock options using a Black-Scholes model. Stock-based compensation expense related to employee stock options granted during fiscal 2006 was $99,000, $64,000 net of tax.

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

The Company uses derivative financial instruments primarily to reduce its exposure to adverse fluctuations in interest rates. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate collars as part of its cash flow hedging strategy. The interest rate collars are designated as cash flow hedges and are used by the Company to limit its exposure to changes in interest rates on its existing variable rate debt.

The Company has established strict counterparty credit guidelines and enters into transactions only with financial institutions of investment grade or better. The Company monitors counterparty exposures daily and reviews any downgrade in credit immediately.

Interest rate risk

The mix of fixed rate and variable rate debt are subject to interest rate risk. The Company has fixed interest rates either through entering into fixed rate investments and debt or through the use of derivative financial instruments. During 2006, interest rate collars were used to hedge the variable cash flows associated with

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

$75 million of existing variable-rate debt. Under the interest rate collars, the Company had limited its exposure to changes in interest rates on its variable rate debt as follows:

		Maximum	Minimum
Notional	Period Hedged by Interest Rate Collar	Interest Rate(1)	Interest Rate(1)

$75.0 million	September 27, 2005 — March 26, 2006	4.25%	2.00%
$75.0 million	March 27, 2006 — December 27, 2006	5.25%	2.40%

(1)	Maximum and minimum interest rates exclude the effect of the Company’s credit spread on the variable rate debt.

As of December 31, 2006 and 2005, derivatives with fair values of nil and $61,000, respectively were included in other assets on the Company’s balance sheet. The change in net unrealized (losses) / gains of $(61,000) and $9,000 during the year ended December 31, 2006 and 2005, respectively and $52,000 for the period from August 25, 2004 to December 31, 2004 for derivatives designated as cash flow hedges are separately presented within comprehensive income in the consolidated statements of stockholder’s equity. No hedge ineffectiveness was recognized during the year ended December 31, 2006, December 31, 2005 and for the period from August 25, 2004 to December 31, 2004. The Predecessor had no effective hedges for the period from January 1, 2004 to August 24, 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the year-end December 31, 2006, $80,770 was reclassified out of other comprehensive into interest expense. No amounts were reclassified out of other comprehensive income into interest expense for the year ended December 31, 2005 and during the periods August 25, 2004 to December 31, 2004 and January 1, 2004 to August 24, 2004.

Foreign currency risk

The Company has significant operations in Canada, as well as other countries outside of North America and consequently the balance sheet can be affected by movements in exchange rates. In addition, currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged, but where appropriate, are covered using forward exchange contracts. In 2006 the Company recognized a gain of $775,400 (2005 — nil, 2004 — nil) from forward exchange contracts. There were no foreign exchange contracts outstanding at December 31, 2006.

Net currency transaction and translation gains and losses included in selling, general and administrative expense of the Successor was a gain of $1.3 million for the year ended December 31, 2006, a loss of $722,000 for the year ended December 31, 2005 and a gain of $59,000 for the period from August 25, 2004 to December 31, 2004. Net currency transaction and translation gains and losses included in selling, general and administrative expense of the Predecessor were $525,000 for the period from January 1, 2004 to August 24, 2004.

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

For cash and cash equivalents, the fair value approximates the carrying value due to the short maturity periods of these financial instruments. For medium and long-term borrowings, the fair value is based on market values or, where not available, on the quoted market prices of comparable debt issued by other companies. The Company’s

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

long-term debt outstanding as at December 31, 2006 and December 31, 2005 had fair value of $422.3 million and $438.1 million respectively.

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

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total notional value of these instruments outstanding at December 31, 2006 and 2005 was approximately $2.9 million and $3.8 million, respectively.

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

Changes in the carrying amount of accrued warranty costs are summarized as follows:

(In thousands)

Balance at December 31, 2004	$(6,907)
Warranty costs incurred	1,986
Warranty accrued	935

Balance at December 31, 2005	$(3,986)
Warranty costs incurred	4,251
Warranty accrued	(4,711)

Balance at December 31, 2006	$(4,446)

15	Subsequent event

On January 31, 2007, the Company made an optional prepayment of $7.5 million, against the term loans that has been applied against future scheduled payments. There was $2.0 million outstanding under the revolving credit facility at March 8, 2007.

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

16	Segment information and major customers

The Company has two principal operating segments, which are Aviation Maintenance Repair and Overhaul Services (MRO) and Enterprise Services. The Aviation MRO segment provides gas turbine engine maintenance repair and overhaul services primarily for the aviation market. The Enterprise Services segment provides services related to the design and implementation of lean manufacturing operational redesigns. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision-maker. The Company’s chief operating decision-maker directs the allocation of resources to operating segments based on profitability and cash flows of each respective segment.

Certain administrative and management services are shared by the segments and are allocated based on direct usage, revenue and employee levels. Corporate management expenses are not allocated to the segments. There are no revenues between segments.

As of and for the year ended December 31, 2006 (Successor)

	Aviation
	Maintenance
	Repair and
	Overhaul	Enterprise
	Services	Services	Unallocated	Total
	(In thousands)

Revenues	$733,978	$44,866	$—	$778,844
Income (loss) before income taxes	68,174	2,161	(50,188)	20,147
Depreciation and amortization	25,416	74	—	25,490
Total assets	783,987	21,249	40,985	846,221
Goodwill	189,909	—	—	189,909
Capital and intangible expenditures	20,044	152	24	20,220

As of and for the year ended December 31, 2005 (Successor)

	Aviation
	Maintenance
	Repair and
	Overhaul	Enterprise
	Services	Services	Unallocated	Total
	(In thousands)

Revenues	$751,526	$9,181	$—	$760,707
Income (loss) before income taxes	6,725	(3,896)	(52,308)	(49,479)
Depreciation and amortization	25,254	46	—	25,300
Total assets	778,382	11,712	52,944	843,038
Goodwill	192,301	—	—	192,301
Capital and intangible expenditures	24,340	106	30	24,476

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

For the period August 25, 2004 to December 31, 2004 (Successor)

	Aviation
	Maintenance
	Repair and
	Overhaul	Enterprise
	Services	Services	Unallocated	Total
	(In thousands)

Revenues	$282,376	$1,740	$—	$284,116
Income (loss) before income taxes	39,170	(1,746)	(41,259)	(3,835)
Depreciation and amortization	8,812	13	—	8,825
Capital and intangible expenditures	9,403	40	81	9,524

For the period January 1, 2004 to August 24, 2004 (Predecessor)

	Aviation
	Maintenance
	Repair and
	Overhaul	Enterprise
	Services	Services	Unallocated	Total
	(In thousands)

Revenues	$504,079	$5,306	$—	$509,385
Income (loss) before income taxes	62,255	(3,110)	(10,115)	49,030
Depreciation and amortization	14,182	47	—	14,229
Capital and intangible expenditures	17,973	101	29	18,103

Long-lived assets by country are as follows:

	December 31,
	2006	2005
	(In thousands)

Property, plant and equipment
United States	$16,117	$16,188
Canada	96,030	99,696
Rest of the world	19,885	21,084

	$132,032	$136,968

Intangible assets
United States	$104,069	$104,292
Canada	77,442	86,602
Rest of the world	3,730	4,274

	$185,241	$195,168

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenues by geographic area of destination consisted of the following:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)
United States	$563,816	$561,104	$207,212	$398,503
Canada	100,493	90,226	40,976	46,735
Rest of the world	114,535	109,377	35,928	64,147

	$778,844	$760,707	$284,116	$509,385

Significant customers

Revenues from the two customers that contributed to more than 10% of revenues were as follows:

			August 25,	January 1,
	Year Ended	Year Ended	2004 to	2004 to
	December 31,	December 31,	December 31,	August 24,
	2006	2005	2004	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Rolls-Royce North America Inc	17.4%	15.1%	14.7%	21.4%
Kelly Aviation Center, L.P.	26.4%	31.2%	34.2%	36.6%

These sales were concentrated in the Aviation Maintenance Repair and Overhaul segment.

Significant receivables

Receivables of a customer that contributed to more than 10% of consolidated receivables were as follows:

Year ended	Year ended
December 31,	December 31,
2006	2005

20.9%	39.9%

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

The following schedules present the condensed consolidating financial information as at December 31, 2006, and 2005, for the year ended December 31, 2006, December 31, 2005 and for the period from August 25, 2004 to December 31, 2004 (Successor) and the condensed combining financial information for the period January 1, 2004 to August 24, 2004 (Predecessor). The Successor’s schedules are comprised of the following columns: (a) Standard Aero Holdings, Inc. (Parent); (b) on a combined basis, the wholly-owned subsidiaries, either directly or indirectly,

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

who guarantee the senior subordinated notes (the “Notes”) (Subsidiary Guarantors); (c) on a combined basis, the wholly-owned subsidiaries, either directly or indirectly, which do not guarantee the Notes (Subsidiary Non-Guarantors); and (d) elimination entries to consolidate the parent with the Subsidiary Guarantors and Non-Guarantors that principally consist of entries that eliminate investments in consolidated subsidiaries and intercompany balances and transactions (Combining Adjustments). The parent company and the Subsidiary Guarantors account for their investments in their wholly-owned subsidiaries using the equity method. The Predecessor’s schedules are comprised of the following columns: (a) on a combined basis, the subsidiaries who guarantee the Notes in the Successor Company (Subsidiary Guarantors); (b) on a combined basis, the subsidiaries which do not guarantee the Notes in the Successor Company (Subsidiary Non-Guarantors); and (c) elimination entries to combine the Subsidiary Guarantors and the Subsidiary Non-Guarantors that principally consist of entries that eliminate intercompany balances and transactions (Combining Adjustments). Under the Predecessor structure, the Subsidiary Guarantors did not have any investments in Subsidiary Non-Guarantors. In addition, the accounts of Standard Aero (U.S.) Inc., a Subsidiary Guarantor, do not include two wholly-owned subsidiaries which were not related to the MRO Division.

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

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statements of Operations (Successor)
For the year ended December 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Revenues	$—	$699,787	$82,223	$(3,166)	$778,844

Operating expenses
Cost of revenues	—	585,910	78,798	(3,166)	661,542
Selling, general and administrative expense	6,049	38,293	5,634	—	49,976
Amortization of intangible assets	—	8,585	—	—	8,585

Total operating expenses	6,049	632,788	84,432	(3,166)	720,103

Income (loss) from operations	(6,049)	66,999	(2,209)	—	58,741
Interest expense	35,559	1,583	1,452	—	38,594

Income (loss) before income taxes	(41,608)	65,416	(3,661)	—	20,147
Income tax expense (benefit)	(13,669)	13,927	402	—	660

Income (loss) before equity earnings in
subsidiaries	(27,939)	51,489	(4,063)	—	19,487
Equity in earnings (loss) of subsidiaries	47,426	(3,166)	—	(44,260)	—

Net income (loss)	$19,487	$48,323	$(4,063)	$(44,260)	$19,487

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statements of Operations (Successor)
For the year ended December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Revenues	$—	$667,648	$99,834	$(6,775)	$760,707

Operating expenses
Cost of revenues	—	576,881	91,324	(6,775)	661,430
Selling, general and administrative expense	6,508	38,573	7,258	—	52,339
Amortization of intangible assets	—	9,385	—	—	9,385
Restructuring costs	—	2,014	1,201	—	3,215
Goodwill impairment	—	47,377	—	—	47,377

Total operating expenses	6,508	674,230	99,783	(6,775)	773,746

Income (loss) from operations	(6,508)	(6,582)	51	—	(13,039)
Interest expense	32,021	2,913	1,506	—	36,440

Income (loss) before income taxes	(38,529)	(9,495)	(1,455)	—	(49,479)
Income tax expense (benefit)	(8,959)	10,156	(1,495)	—	(298)

Income (loss) before equity earnings in subsidiaries	(29,570)	(19,651)	40	—	(49,181)
Equity in earnings (loss) of subsidiaries	(19,611)	(351)	—	19,962	—

Net income (loss)	$(49,181)	$(20,002)	$40	$19,962	$(49,181)

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statements of Operations (Successor)
For the period August 25 to December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Revenues	$—	$254,826	$33,897	$(4,607)	$284,116

Operating expenses
Cost of revenues	—	221,124	33,193	(4,607)	249,710
Selling, general and administrative expense	1,085	12,950	6,939	—	20,974
Amortization of intangible assets	—	3,262	—	—	3,262

Total operating expenses	1,085	237,336	40,132	(4,607)	273,946

Income (loss) from operations	(1,085)	17,490	(6,235)	—	10,170
Interest expense	12,273	1,442	290	—	14,005

Income (loss) before income taxes	(13,358)	16,048	(6,525)	—	(3,835)
Income tax expense (benefit)	(4,603)	6,603	(1,934)	—	66

Income (loss) before equity earnings in subsidiaries	(8,755)	9,445	(4,591)	—	(3,901)
Equity in earnings (loss) of subsidiaries	4,854	(4,603)	—	(251)	—

Net income (loss)	$(3,901)	$4,842	$(4,591)	$(251)	$(3,901)

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Operations (Predecessor)
For the period January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Revenues	$470,367	$43,345	$(4,327)	$509,385

Operating expenses
Cost of revenues	387,964	39,731	(4,327)	423,368
Selling, general and administrative expense	22,665	7,652	—	30,317
Amortization of intangible assets	1,575	260	—	1,835

Total operating expenses	412,204	47,643	(4,327)	455,520

Income (loss) from operations	58,163	(4,298)	—	53,865
Interest expense	4,367	468	—	4,835

Income (loss) before income taxes	53,796	(4,766)	—	49,030
Income tax expense (benefit)	17,395	(1,573)	—	15,822

Net income (loss)	$36,401	$(3,193)	$—	$33,208

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$272	$13,282	$3,493	$—	$17,047
Cash and cash equivalents (restricted)		35,200	—	—	35,200
Accounts receivable, net	—	98,786	15,619	—	114,405
Due from related party	51,938	214,283	499	(266,720)	—
Inventories	—	110,342	30,218	—	140,560
Prepaid expenses and other current assets	44	4,535	916	—	5,495
Income taxes receivable	—	309	2,266	—	2,575
Deferred income taxes	—	1,209	284	—	1,493

Total current assets	52,254	477,946	53,295	(266,720)	316,775

Deferred finance charges	7,834	7,046	—	—	14,880
Deferred income taxes	—	5,981	1,403	—	7,384
Property, plant and equipment, net	—	112,147	19,885	—	132,032
Intangible assets, net	—	181,511	3,730	—	185,241
Due from related party	—	5,896	—	(5,896)	—
Goodwill	—	189,909	—	—	189,909
Investments in subsidiaries	746,366	35,451	—	(781,817)	—

Total assets	$806,454	$1,015,887	$78,313	$(1,054,433)	$846,221

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$—	$75,146	$7,618	$—	$82,764
Other accrued liabilities	10,004	17,731	2,675	—	30,410
Due to related party	194,370	63,369	12,921	(266,720)	3,940
Unearned revenue	—	51,095	4,450	—	55,545
Accrued warranty provision	—	3,349	1,097	—	4,446
Income taxes payable	—	1,051	157	—	1,208
Deferred income taxes	—	—	24	—	24
Current portion of long-term debt	—	27	—	—	27

Total current liabilities	204,374	211,768	28,942	(266,720)	178,364

Deferred income taxes	576	61,005	4,477	—	66,058
Due to related party	—	—	5,896	(5,896)	—
Long-term debt	420,000	295	—	—	420,295

Total liabilities	624,950	273,068	39,315	(272,616)	664,717

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,099	709,656	47,612	(757,268)	215,099
Accumulated deficit	(33,595)	33,163	(8,614)	(24,549)	(33,595)

Total stockholder’s equity	181,504	742,819	38,998	(781,817)	181,504

Total liabilities and stockholder’s equity	$806,454	$1,015,887	$78,313	$(1,054,433)	$846,221

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$557	$20,519	$2,980	$—	$24,056
Accounts receivable, net	—	101,271	19,185	—	120,456
Due from related party	34,635	114,679	3,451	(152,765)	—
Inventories	—	103,986	30,025	—	134,011
Prepaid expenses and other current assets	100	6,453	1,115	—	7,668
Income taxes receivable	—	1,389	2,422	—	3,811
Deferred income taxes	—	1,661	746	—	2,407

Total current assets	35,292	349,958	59,924	(152,765)	292,409

Deferred finance charges	8,968	9,304	—	—	18,272
Deferred income taxes	—	6,068	1,852	—	7,920
Property, plant and equipment, net	—	115,884	21,084	—	136,968
Intangible assets, net	—	190,894	4,274	—	195,168
Due from related party	—	5,467	—	(5,467)	—
Goodwill	—	192,301	—	—	192,301
Investments in subsidiaries	698,940	38,617	—	(737,557)	—

Total assets	$743,200	$908,493	$87,134	$(895,789)	$843,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$135	$64,654	$10,512	$—	$75,301
Other accrued liabilities	9,980	16,018	3,199	—	29,197
Due to related party	101,041	43,708	11,956	(152,765)	3,940
Unearned revenue	—	7,791	6,405	—	14,196
Accrued warranty provision	—	2,782	1,204	—	3,986
Income taxes payable	—	9,151	172	—	9,323
Current portion of long-term debt	—	2,261	313	—	2,574

Total current liabilities	111,156	146,365	33,761	(152,765)	138,517

Deferred income taxes	65	67,632	4,845	—	72,542
Due to related party	—	—	5,467	(5,467)	—
Long-term debt	470,000	—	—	—	470,000

Total liabilities	581,221	213,997	44,073	(158,232)	681,059

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,000	709,656	47,612	(757,268)	215,000
Accumulated deficit	(53,082)	(15,160)	(4,551)	19,711	(53,082)
Accumulated other comprehensive income	61	—	—	—	61

Total stockholder’s equity	161,979	694,496	43,061	(737,557)	161,979

Total liabilities and stockholder’s equity	$743,200	$908,493	$87,134	$(895,789)	$843,038

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows (Successor)
For the year ended December 31, 2006

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Cash provided by (used in)
Operating activities
Net income (loss) for the period	$19,487	$48,323	$(4,063)	$(44,260)	$19,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	21,359	4,131	—	25,490
Amortization of deferred finance charges	1,134	2,258	—	—	3,392
Deferred income taxes	511	(6,088)	567	—	(5,010)
Loss on disposal of property, plant and equipment	—	6	522	—	528
Foreign exchange loss	—	(885)	(432)	—	(1,317)
Stock based compensation expense	99	—	—	—	99
Equity in earnings of subsidiaries	(47,426)	3,166	—	44,260	—
Changes in assets and liabilities
Accounts receivable, net	—	2,485	3,566	—	6,051
Inventories	—	(6,356)	(193)	—	(6,549)
Prepaid expenses and other current assets	(5)	1,918	199	—	2,112
Accounts payable and other accrued
liabilities	(111)	19,126	(5,480)	—	13,535
Income taxes payable and receivable	—	(4,628)	141	—	(4,487)

Net cash provided by (used in) operating activities	(26,311)	80,684	(1,042)	—	53,331

Investing activities
Acquisitions of property, plant and equipment	—	(4,320)	(925)	—	(5,245)
Proceeds on disposal of property, plant and equipment	—	7	250	—	257
Acquisition of rental assets	—	(11,116)	(3,859)	—	(14,975)
Proceeds on disposal of rental assets	—	8,934	1,624	—	10,558
Acquisition of intangibles — licenses	—	—	—	—	—

Net cash used in investing activities	—	(6,495)	(2,910)	—	(9,405)

Financing activities
Repayment of debt	(50,000)	—	—	—	(50,000)
Payment of capital lease obligations and other	—	(2,248)	(313)	—	(2,561)
Proceeds from issuance of debt	—	309	—	—	309
Change in due to / (from) related companies	76,026	(80,372)	4,346	—	—

Net cash (used in) provided by financing activities	26,026	(82,311)	4,033	—	(52,252)

Effect of exchange rate changes on cash and cash equivalents	—	885	432	—	1,317

Net (decrease) increase in cash and cash equivalents	(285)	(7,237)	513	—	(7,009)
Cash and cash equivalents — Beginning of period	557	20,519	2,980	—	24,056

Cash and cash equivalents — End of period	$272	$13,282	$3,493	$—	$17,047

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows (Successor)
For the year ended December 31, 2005

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Cash provided by (used in)
Operating activities
Net income (loss) for the period	$(49,181)	$(20,002)	$40	$19,962	$(49,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	22,515	2,785	—	25,300
Amortization of deferred finance charges	2,336	607	—	—	2,943
Intangible asset impairment	—	29,700	—	—	29,700
Goodwill impairment	—	47,377	—	—	47,377
Deferred income taxes	65	(11,455)	(1,710)	—	(13,100)
Loss on disposal of property, plant and equipment	—	68	—	—	68
Foreign exchange loss	—	623	99	—	722
Equity in earnings of subsidiaries	19,611	351	—	(19,962)	—
Changes in assets and liabilities
Accounts receivable, net	—	(2,913)	(7,051)	—	(9,964)
Inventories	—	11,932	460	—	12,392
Prepaid expenses and other current assets	3	(1,646)	(75)	—	(1,718)
Accounts payable and other accrued liabilities	(2,292)	(27,819)	2,444	—	(27,667)
Income taxes payable and receivable	4,729	(2,844)	2,102	—	3,987

Net cash provided by (used in) operating activities	(24,729)	46,494	(906)	—	20,859

Investing activities
Acquisitions of property, plant and equipment	—	(7,668)	(780)	—	(8,448)
Proceeds on disposal of property, plant and equipment	—	57	—	—	57
Acquisition of rental assets	—	(11,464)	(4,564)	—	(16,028)
Proceeds on disposal of rental assets	—	9,434	1,500	—	10,934

Net cash used in investing activities	—	(9,641)	(3,844)	—	(13,485)

Financing activities
Repayment of debt	(15,000)	—	—	—	(15,000)
Payment of capital lease obligations and other	—	(1,304)	(368)	—	(1,672)
Change in due to / (from) related companies	36,170	(32,928)	2,943	—	6,185

Net cash (used in) provided by financing activities	21,170	(34,232)	2,575	—	(10,487)

Effect of exchange rate changes on cash and cash equivalents	—	(623)	(99)	—	(722)

Net (decrease) increase in cash and cash equivalents	(3,559)	1,998	(2,274)	—	(3,835)
Cash and cash equivalents — Beginning of period	4,116	18,521	5,254	—	27,891

Cash and cash equivalents — End of period	$557	$20,519	$2,980	$—	$24,056

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows (Successor)
For the period from August 25, 2004 to December 31, 2004

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Cash provided by (used in)
Operating activities
Net income (loss) for the period	$(3,901)	$4,842	$(4,591)	$(251)	$(3,901)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	—	7,807	1,018	—	8,825
Amortization of deferred finance charges	1,048	1,451	—	—	2,499
Deferred income taxes	—	(7,541)	(1,621)	—	(9,162)
Equity in earnings of subsidiaries	(4,854)	4,603	—	251	—
Foreign exchange loss / (gain)	16	42	(117)		(59)
Changes in assets and liabilities
Accounts receivable, net	(4,678)	(6,954)	(574)	—	(12,206)
Inventories	—	34,310	6,005	—	40,315
Prepaid expenses and other current assets	(417)	588	178	—	349
Accounts payable and other accrued liabilities	12,407	(11,894)	(5,333)	—	(4,820)
Income taxes payable and receivable	(4,729)	3,111	(462)	—	(2,080)

Net cash (used in) provided by operating activities	(5,108)	30,365	(5,497)	—	19,760

Investing activities
Acquisitions of property, plant and equipment	—	(4,316)	(213)	—	(4,529)
Acquisitions of rental assets	—	(4,454)	(541)	—	(4,995)
Proceeds on disposal of rental assets	—	2,872	267	—	3,139
Acquisition of MRO Division of Dunlop Standard Aerospace Group Limited, net of cash acquired	(699,711)	26,899	8,801	—	(664,011)

Net cash provided by (used in) investing activities	(699,711)	21,001	8,314	—	(670,396)

Financing activities
Repayment of debt	(40,000)	—	—	—	(40,000)
Payment of capital lease obligations and other	—	(413)	(213)	—	(626)
Proceeds from issuance of debt	525,000	—	—	—	525,000
Issuance of common stock	215,000	—	—	—	215,000
Deferred financing charges	(23,714)	—	—	—	(23,714)
Change in due to / (from) related companies	32,665	(32,390)	2,533	—	2,808

Net cash (used in) provided by financing activities	708,951	(32,803)	2,320	—	678,468

Effect of exchange rate changes on cash and cash equivalents	(16)	(42)	117	—	59

Net increase in cash and cash equivalents	4,116	18,521	5,254	—	27,891
Cash and cash equivalents — Beginning of period	—	—	—	—	—

Cash and cash equivalents — End of period	$4,116	$18,521	$5,254	$—	$27,891

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Cash Flows (Predecessor)
For the period from January 1, 2004 to August 24, 2004

	Subsidiary	Subsidiary	Combining
	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)

Cash provided by (used in)
Operating activities
Net income (loss) for the period	$36,401	$(3,193)	$—	$33,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	11,750	2,479	—	14,229
Amortization of deferred finance charges	363	—	—	363
Deferred income taxes	(5,889)	608	—	(5,281)
Foreign exchange loss	222	303	—	525
Changes in assets and liabilities
Accounts receivable, net	(34,422)	1,983	—	(32,439)
Inventories	(21,545)	(8,869)	—	(30,414)
Prepaid expenses and other current assets	(1,031)	(639)	—	(1,670)
Accounts payable and other accrued liabilities	47,796	8,978	—	56,774
Income taxes payable and receivable	4,680	(3,009)	—	1,671

Net cash provided by (used in) operating activities	38,325	(1,359)	—	36,966

Investing activities
Acquisition of property, plant and equipment	(8,025)	(169)	—	(8,194)
Proceeds on disposals of property, plant and equipment	112	—	—	112
Acquisition of rental assets	(8,889)	(897)	—	(9,786)
Proceeds on disposal of rental assets	5,822	571	—	6,393
Acquisitions of intangibles — licenses	—	(123)	—	(123)

Net cash used in investing activities	(10,980)	(618)	—	(11,598)

Financing activities
Payment of capital lease obligations and other	(793)	(319)	—	(1,112)
Change in due to / (from) related companies	(14,619)	3,890	—	(10,729)

Net cash (used in) provided by financing activities	(15,412)	3,571	—	(11,841)

Effect of exchange rate changes on cash and cash equivalents	(222)	(303)	—	(525)

Net increase in cash and cash equivalents	11,711	1,291	—	13,002
Cash and cash equivalents — beginning of period	15,188	7,510	—	22,698

Cash and cash equivalents — end of period	$26,899	$8,801	$—	$35,700

STANDARD AERO HOLDINGS, INC.

(A WHOLLY OWNED SUBSIDIARY OF STANDARD AERO ACQUISITION HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS — (Continued)

18	Selected quarterly results (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(In thousands)

Revenue	$185,798	$200,371	$196,083	$196,592	$778,844
Gross Profit	30,824	33,293	25,651	27,534	117,302
Income before income taxes	5,652	7,835	5,070	1,590	20,147
Net Income	3,774	7,243	5,678	2,792	19,487

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Full Year
	(In thousands)

Revenue	$187,414	$171,781	$198,267	$203,245	$760,707
Gross Profit	33,626	27,203	34,815	3,633	99,277
Income (loss) before income taxes	9,426	3,185	7,880	(69,970)	(49,479)
Net Income (loss)	6,558	3,146	4,195	(63,080)	(49,181)

(1)	Results of operations includes impairments related to trademarks and goodwill of $29.7 million and $47.4 million, respectively.

Exhibit Index

Exhibit
No.	Description of Exhibit

3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.1	Senior Subordinated Note Indenture with respect to the 8 1/4% Senior Subordinated Notes due 2014, between Standard Aero Holdings, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of August 20, 2004 (incorporated by reference to Exhibit 4.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.2	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (Nederland) BV and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.3	Supplemental Indenture, dated as of August 24, 2004, among Dunlop Standard Aerospace (US) Inc., Dunlop Standard Aerospace (US) Legal Inc., Standard Aero, Inc., Dunlop Aerospace Parts, Inc., Standard Aero (San Antonio) Inc., Standard Aero (Alliance) Inc., Standard Aero Canada, Inc., 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company, Standard Aero Limited, Not FM Canada Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.4	Supplemental Indenture, dated as of March 3, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc.; Standard Aero (Netherlands) B.V. (f/k/a Dunlop Standard Aerospace (Nederland) BV) and Standard Aero BV, Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

4.5	Supplemental Indenture, dated as of March 31, 2005, among Standard Aero (US), Inc. (f/k/a Dunlop Standard Aerospace (U.S.) Inc.); Standard Aero (US) Legal, Inc. (f/k/a Dunlop Standard Aerospace (US) Legal, Inc.); Standard Aero Inc.; Standard Aero Materials, Inc. (f/k/a Dunlop Aerospace Parts Inc.); Standard Aero (San Antonio) Inc.; Standard Aero (Alliance) Inc.; Standard Aero Canada, Inc.; 3091781 Nova Scotia Company; 3091782 Nova Scotia Company; 3091783 Nova Scotia Company; Standard Aero Limited; Not FM Canada Inc. and Standard Aero Redesign Services Inc., Standard Aero Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.1	Credit Agreement, dated as of August 24, 2004, by and among Standard Aero Holdings, Inc., the lenders party thereto, J.P. Morgan Securities Inc. and Lehman Brothers Inc., as joint lead arrangers, JPMorgan Chase Bank, as administrative agent, and Lehman Commercial Paper Inc. and Credit Suisse First Boston, as co-syndication agent (incorporated by reference to Exhibit 10.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.2	Guarantee and Collateral Agreement, dated as of August 24, 2004, made by Standard Aero Acquisition Holdings, Inc., Standard Aero Holdings, Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.2 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.3	CDN Guarantee and Collateral Agreement, dated as of August 24, 2004, made by Standard Aero Limited, Not FM Canada, 3091781 Nova Scotia Company, 3091782 Nova Scotia Company, 3091783 Nova Scotia Company and 6269044 Canada Inc. in favor of JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.4	Management Agreement among Standard Aero Holdings, Inc. and TC Group, L.L.C. dated August 24, 2004 (incorporated by reference to Exhibit 10.4 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on May 9, 2005).

10.5	Service Agreement between Standard Aero Limited and David W. Shaw, dated as of October 1, 1998 (incorporated by reference to Exhibit 10.5 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

Exhibit
No.	Description of Exhibit

10.6	Amendment to Service Agreement between Standard Aero Limited and David W. Shaw, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.6 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.7	Employment Agreement between Standard Aero Limited and Paul Soubry, dated as of June 7, 2002 (incorporated by reference to Exhibit 10.7 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.8	Amendment to Employment Agreement between Standard Aero Limited and Paul Soubry, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.8 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.9	Employment Agreement between Standard Aero vof and Rene van Doorn, dated as of June 10, 2002 (incorporated by reference to Exhibit 10.9 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.10	Amendment to Employment Agreement between Standard Aero vof and Rene van Doorn, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.10 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.11	Employment Agreement between Standard Aero Limited and Bradley Bertouille, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.11 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.12	Amendment to Employment Agreement between Standard Aero Limited and Bradley Bertouille, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.12 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.13	Employment Agreement between Standard Aero Limited and Edward Richmond, dated as of June 17, 2002 (incorporated by reference to Exhibit 10.13 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.14	Amendment to Employment Agreement between Standard Aero Limited and Edward Richmond, dated as of March 10, 2004 (incorporated by reference to Exhibit 10.14 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.15	Stock Option and Purchase Plan of Standard Aero Acquisition Holdings, Inc (incorporated by reference to Exhibit 10.15 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.16	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and David Shaw (incorporated by reference to Exhibit 10.16 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.17	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Paul Soubry (incorporated by reference to Exhibit 10.17 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.18	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Rene van Doorn (incorporated by reference to Exhibit 10.18 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.19	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Bradley Bertouille (incorporated by reference to Exhibit 10.19 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.20	Stockholders Agreement, dated as of December 22, 2004, by and between Standard Aero Acquisition Holdings, Inc., Carlyle Partners III, L.P. and Edward Richmond (incorporated by reference to Exhibit 10.20 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

10.21	T56 Engine and Accessories Support Subcontract No. LMKAC-98-0001 between Standard Aero (San Antonio) Inc. and Lockheed Martin Kelly Aircraft Center, dated September 23, 1998 (incorporated by reference to Exhibit 10.21 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on July 14, 2005).*

10.22	Amendment No. 24 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed, dated as of May 2, 2002 (incorporated by reference to Exhibit 10.22 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on May 9, 2005).*

10.23	Amendment No. 36 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed dated as of November 24, 2003 (incorporated by reference to Exhibit 10.23 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4/A filed on July 14, 2005).*

Exhibit
No.	Description of Exhibit

10.24	Amendment No. 92 to Subcontract No. LMKAC-98-0001 between Standard Aero and Lockheed, dated as of July 11, 2006 (incorporated by reference for Exhibit 10.1 of Standard Aero Holdings, Inc.’s Form 10-Q for the quarterly period ended June 30, 2006, filed August 14, 2006).*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Standard Aero Holdings, Inc.’s Registration Statement on Form S-4 filed on April 28, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

*	Portions have been omitted pursuant to a request for confidential treatment.

Schedule II

Valuation and Qualifying Accounts

	Beginning				Ending
	Balance at	Charges to	Charges to		Balance at
	January 1,	Costs	Other		August 24,
Description	2004	and Expense	Accounts	Deductions	2004
	(Predecessor)

Allowance for Doubtful accounts	$(3,779)	$(1,020)	$—	$1,305	$(3,494)
Inventory Valuations	(8,670)	(7,453)	—	7,436	(8,687)
Provision for Loss contract	—	(2,700)	—	—	(2,700)
Deferred Tax Valuation	(858)	(42)	—	—	(900)

					Ending
	Acquired at	Charges to	Charges to		Balance at
	August 25,	Costs	Other		December 31,
Description	2004	and Expense	Accounts	Deductions	2004
	(Successor)

Allowance for Doubtful accounts	$—	$(510)	$(3,494)	$72	$(3,932)
Inventory Valuations	—	(2,336)	—	2,304	(32)
Provision for Loss contract	(5,950)	(299)	472	1,294	(4,483)
Deferred Tax Valuation	(900)	(687)	—	—	(1,587)

	Beginning				Ending
	Balance	Charges to	Charges to		Balance at
	at January 1,	Costs	Other		December 31,
Description	2005	and Expense	Accounts	Deductions	2005
	(Successor)

Allowance for Doubtful accounts	$(3,932)	$(612)	$—	$1,557	$(2,987)
Inventory Valuations	(32)	(9,276)	—	2,517	(6,791)
Provision for Loss contract	(4,483)	(560)	77	4,270	(696)
Deferred Tax Valuation	(1,587)	(5,823)	—	—	(7,410)

	Beginning				Ending
	Balance at	Charges to	Charges to		Balance at
	January 1,	Costs	Other		December 31,
Description	2006	and Expense	Accounts	Deductions	2006
	(Successor)

Allowance for Doubtful accounts	$(2,987)	$(1,097)	$—	$2,034	$(2,050)
Inventory Valuations	(6,791)	(4,803)	96	720	(10,778)
Provision for Loss contract(1)	(696)	(118)	(3,413)	4,136	(91)
Deferred Tax Valuation	(7,410)	(1,302)	—	—	(8,712)

(1)	During the year, a $3.7 million loss provision was recorded relating to a PBH contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.

Dated: March 13, 2007	/s/ David Shaw Name: David Shaw Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and as of the dates indicated.

/s/ David Shaw David Shaw	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ Peter J. Clare Peter J. Clare	Director	March 13, 2007

/s/ Thomas Corcoran Thomas Corcoran	Director	March 13, 2007

/s/ Ralph Eberhart Ralph Eberhart	Director	March 13, 2007

/s/ Allan Holt Allan Holt	Director	March 13, 2007

/s/ Adam Palmer Adam Palmer	Director	March 13, 2007

/s/ Andrew Shinn Andrew Shinn	Director	March 13, 2007

/s/ David Squier David Squier	Director	March 13, 2007

/s/ Bradley Bertouille Bradley Bertouille	Chief Financial Officer (Principal Financial Officer)	March 13, 2007

/s/ Brent Fawkes Brent Fawkes	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2007