Form 10-Q
period 2007-03-31
Standard Aero Holdings Inc.
filed 2007-05-15
CIK 1323739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 11, 2007.

INDEX
PART I
FINANCIAL INFORMATION

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended March 31
	2007	2006

Revenues	$194,930	$185,798

Operating expenses
Cost of revenues	168,661	154,974
Selling, general and administrative expense	10,468	13,553
Amortization of intangible assets	2,146	2,146

Total operating expenses	181,275	170,673

Income from operations	13,655	15,125

Interest expense	8,915	9,473

Income before income taxes	4,740	5,652

Income tax expense	1,299	1,878

Net income	$3,441	$3,774

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,781	$17,047
Cash and cash equivalents (restricted)	40,927	35,200
Accounts receivable (less allowance for doubtful accounts of $1,890 and $2,050 at March 31, 2007 and December 31, 2006, respectively)	121,339	114,405
Inventories	147,329	140,560
Prepaid expenses and other current assets	7,529	5,495
Income taxes receivable	871	2,575
Deferred income taxes	1,232	1,493

Total current assets	322,008	316,775

Deferred finance charges	14,282	14,880
Deferred income taxes	8,235	7,384
Property, plant and equipment, net	130,841	132,032
Intangible assets, net	182,400	185,241
Goodwill	189,909	189,909

Total assets	$847,675	$846,221

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$95,693	$82,764
Other accrued liabilities	20,408	30,410
Due to related party	3,624	3,940
Unearned revenue	56,081	55,545
Accrued warranty provision	3,537	4,446
Income taxes payable	56	1,208
Deferred income taxes	26	24
Current portion of long-term debt	2,028	27

Total current liabilities	181,453	178,364

Deferred income taxes	66,218	66,058
Long-term debt	412,795	420,295
Other accrued liabilities	2,231	—

Total liabilities	662,697	664,717

Commitments and contingencies (Note 8)

Stockholder’s equity
Common stock (1,000 shares authorized, issued and outstanding, par value $0.01)	—	—
Additional paid in capital	215,132	215,099
Accumulated deficit	(30,154)	(33,595)
Accumulated other comprehensive income	—	—

Total stockholder’s equity	184,978	181,504

Total liabilities and stockholder’s equity	$847,675	$846,221

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
Three months Ended March 31, 2006

				Accumulated
				other	Total
	Common		Accumulated	comprehensive	Stockholder’s
	stock	Paid in capital	deficit	income	equity

Balance as of December 31, 2005	$—	$215,000	$(53,082)	$61	$161,979

Comprehensive income
Net income	—	—	3,774	—	3,774
Other comprehensive income
Unrealized gain on cash flow hedge	—	—	—	129	129

Total comprehensive income	—	—	3,774	129	3,903

Balance as of March 31, 2006	$—	$215,000	$(49,308)	$190	$165,882

Three months Ended March 31, 2007

				Accumulated
				other	Total
	Common		Accumulated	comprehensive	Stockholder’s
	stock	Paid in capital	deficit	income	equity

Balance as of December 31, 2006	$—	$215,099	$(33,595)	$—	$181,504

Stock based compensation	—	33	—	—	33

Comprehensive income
Net income	—	—	3,441	—	3,441

Total comprehensive income	—	—	3,441		3,441

Balance as of March 31, 2007	$—	$215,132	$(30,154)	$—	$184,978

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income for the period	$3,441	$3,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,524	5,844
Amortization of deferred finance charges	735	913
Deferred income taxes	(428)	(763)
Loss (gain) on disposal of property, plant and equipment	6	(2)
Foreign exchange loss	6	136
Stock based compensation expense	33	—
Changes in assets and liabilities
Accounts receivable, net	(6,934)	11,708
Inventories	(6,769)	(18,953)
Prepaid expenses and other current assets	(2,034)	127
Accounts payable and other current liabilities	(9,446)	(359)
Income taxes payable and receivable	2,783	(2,187)

Net cash (used in) provided by operating activities	(12,083)	238

Investing activities
Acquisitions of property, plant and equipment	(1,060)	(1,234)
Proceeds from disposals of property, plant, and equipment	2	4
Acquisition of rental assets	(2,905)	(5,191)
Proceeds from disposals of rental assets	1,580	2,896
Acquisition of intangible assets	(750)	—

Net cash used in investing activities	(3,133)	(3,525)

Financing activities
Repayment of debt	(7,500)	(20,000)
Increase in revolving credit facility	2,000	—
Payments of capital lease obligations and other	(4)	(360)
Change in due from related party	(316)	—
Change in cash overdraft	6,771	—

Net cash provided by (used in) financing activities	951	(20,360)

Effect of exchange rate changes on cash and cash equivalents	(1)	(136)

Net decrease in cash and cash equivalents	(14,266)	(23,783)

Cash and cash equivalents — Beginning of period	17,047	24,056

Cash and cash equivalents — End of period	$2,781	$273

The accompanying notes are an integral part of the financial statements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1	Nature of operations
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
Basis of presentation
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2007. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2	Summary of significant accounting policies

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars.
a)	Comparative figures

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.

b)	Variable Interest Entities

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

The consolidation of the VIE resulted in restricted cash of $40.9 million and unearned revenue of $40.9 million as at March 31, 2007.

c)	New accounting standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently determining the effect of SFAS 159 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements without publicly traded equity securities as of the end of fiscal years ending after June 15, 2007. The Company is currently determining the effect of SFAS 158 on the consolidated financial statements . The Company will adopt this statement as at December 31, 2007.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
d)	Cash Overdraft

The Company has included cash overdrafts of $6.8 million in accounts payable as of March 31, 2007. The cash overdraft exists due to outstanding cheques. There were no material cash overdrafts as of December 31, 2006.

e)	Change in accounting principle

Effective in the first quarter of 2007, the Company has changed its method of recognizing revenue under FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” for fixed price pay-by-the-hour engine maintenance contracts from a proportional performance model based on actual costs incurred to a proportional performance model based on the expected number of completed output deliverables under each contract. The new accounting principle allows for a better matching of the revenue recognized for these specific contracts with the services actually performed by the Company. As required by SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the change in accounting should be applied retrospectively. The above change in accounting principle was not applied retrospectively by the Company as the change did not have a material impact on the Company’s consolidated financial statements in any previous annual period. The cumulative effect of this change in accounting principle was recorded as an adjustment to revenues in the three-month period ended March 31, 2007 and was not material
3	Inventories

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials	$61,296	$60,918
Work in process	86,033	79,642

	$147,329	$140,560

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4	Intangible assets

Intangible assets are comprised of:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance
At March 31, 2007	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$19,296	$78,704
OEM authorizations and licenses	40,215	7,937	32,278
Technology and other	7,900	4,082	3,818

	146,115	31,315	114,800
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$213,715	$31,315	$182,400

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance
At December 31, 2006	(In thousands)
Definite lived intangible assets:
Customer relationships	$98,000	$17,545	$80,455
OEM authorizations and licenses	40,100	7,127	32,973
Technology and other	7,900	3,687	4,213

	146,000	28,359	117,641
Indefinite lived intangible assets:
Trademarks	67,600	—	67,600

Total intangible assets	$213,600	$28,359	$185,241

The amortization expense for the period from January 1, 2007 to March 31, 2007 was $3.0 million. The amortization expense for the period January 1, 2006 to March 31, 2006 was $2.9 million.

The Company acquired an OEM license for $115,000 during the three months ended March 31, 2007. Under the terms of the agreement, payment for the OEM license is due after March 31, 2007. In 2006, the Company acquired OEM authorizations for $1.75 million, of which $750,000 was paid during the quarter ended March 31, 2007.

Amortization of OEM authorizations and licenses is included within cost of revenues.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5	Long-term debt

Long-term debt is summarized as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Term loans	$212,500	$220,000
Revolving credit facility	2,000	—
Senior subordinated notes	200,000	200,000
Obligations under capital leases	16	18
Other	307	304

	414,823	420,322
Less: Current portion	2,028	27

Long-term debt	$412,795	$420,295

The Company had outstanding bank term loans of $212.5 million at March 31, 2007. The Company has provided as collateral for the loan substantially all of its assets. The term loan is due in 2012 through scheduled installments during that year. At the option of the Company, borrowing under the term loans bears interest at Base Prime Rate or Eurodollar rate plus an applicable margin. The bank term loans of $212.5 million were denominated and are repayable in US dollars, and bear interest at 7.60% at March 31, 2007 (7.62% at December 31, 2006). The borrowing under the term loans will bear interest between 1.25% and 1.5% plus the Base Prime Rate or between 2.25% and 2.5% plus the Eurodollar rate. The applicable margin is determined based on the Company’s leverage ratio as specified in the credit facility agreement.

The credit agreement also provides Standard Aero Holdings, Inc. with a $50.0 million revolving credit facility. There were borrowings outstanding under the revolving credit facility of $2.0 million at March 31, 2007. As of May 9, 2007, there was $4.5 million outstanding under the revolving credit facility. The borrowings under the revolving credit facility were denominated and are repayable in US dollars, and bear interest at 9.25% at March 31, 2007. The revolving credit facility bears interest between 0.75% and 1.50% plus the Base Prime Rate or between 1.75% and 2.50% plus the Eurodollar rate. The related commitment fee equals between 0.375% and 0.5% of the undrawn revolving credit facility. The rates are determined based on the Company’s leverage ratio as specified in the credit agreement.

The Company’s weighted average interest rate of borrowings under the credit agreement was 7.61% for the period January 1 to March 31, 2007.

In addition, $200 million of senior subordinated unsecured notes were issued with an interest rate of 8.25%, maturing on September 1, 2014. Prior to September 1, 2007, the Company may redeem up to 35% of the original principal amount of the notes at a premium. Further, at any time on or after September 1, 2009, the Company may redeem any portion of the notes at pre-determined premiums.

The Company had outstanding term loans with a public utility company of $307,000 at March 31, 2007. The term of the loans is ten years, repayable in monthly installments of $4,389, including interest, due in 2016. The term loans of $307,000 are denominated and repayable in Canadian dollars, and bear interest between 7.9% and 8.4%.

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

Costs for the defined contribution pension plans for the three months ended March 31, 2007 and March 31, 2006 were $1.5 million and $1.6 million, respectively.

Costs for the defined benefit pension plans for each of the three months ended March 31, 2007 and March 31, 2006 were $0.1 million.

7	Income taxes

The Company’s effective tax rate for the three months ended March 31, 2007 was 27%, which is different than the U.S. statutory rate of 35% primarily due to the release of certain tax reserves and the impact of foreign exchange rates on deferred tax balances.

The Company’s effective tax rate for the three months ended March 31, 2006 was 33% which is different than the U.S. statutory rate of 35% primarily due to the impact of foreign exchange rates on deferred tax balances.

The estimated annual effective rate is calculated quarterly based on the projected full year income projections by legal entity in each corresponding tax jurisdiction and the Company’s corporate structure. The effective rate will fluctuate primarily as changes in income by tax jurisdiction occur.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109, “Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adopting FIN 48 was not material; therefore no amount was recorded to retained earnings. The amount of unrecognized tax benefits at January 1, 2007 was $2.5 million of which $2.2 million would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company has recorded a liability of approximately $49,000 for the payment of interest and penalties.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however we do not expect the change to have a significant impact on the results of operations of the financial position of the Company. During the quarter the Company recognized a decrease in the liability for unrecognized tax benefits of $310,000 due to settlements with tax authorities.

With respect to its income tax liabilities, the following tax years remain subject to examination by taxing authorities:

US Federal	2003-2006
US State	2002-2006

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Canada	2000-2006
The Netherlands	2001-2006
8	Commitments and contingencies

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

9	Related party transactions

At March 31, 2007, the Company has an outstanding payable of $3.6 million to its parent, Standard Aero Acquisition Holdings, Inc. (SAAHI), for cash advanced by SAAHI. The payable is non-interest bearing and has no repayment terms, however is payable on demand.

The Carlyle Group charges the Company a monthly management fee of $125,000.

10	Guarantees

The Company issues letters of credit, performance bonds, bid bonds or guarantees in the ordinary course of its business. These instruments are generally issued in conjunction with contracts or other business requirements. The total of these instruments outstanding at March 31, 2007 was approximately $2.4 million (March 31, 2006 — $3.8 million).

Warranty guarantee

Reserves are recorded to reflect the Company’s contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings and negotiated contractual agreements.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the carrying amount of accrued warranty costs for the three-month period ended March 31 are summarized as follows:

	2007	2006
	(In thousands)
Balance at January 1	$(4,446)	$(3,986)
Warranty costs incurred	770	642
Warranty accrued	139	(594)

Balance at March 31	$(3,537)	$(3,938)

11	Subsequent events

On April 2, 2007, Standard Aero Acquisition Holdings, Inc., the corporate parent of the Company entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which Dubai Aerospace Enterprise LTD (“DAE”) agreed to purchase the Company and Piedmont/Hawthorne Holdings, Inc. (d/b/a Landmark Aviation) (“Landmark”) from The Carlyle Group and certain members of the companies’ management for aggregate consideration of $1.8 billion, with $1.034 billion being allocated to the purchase of the Company.

The parties to the Agreement are the Company, Landmark, SAH Merger Sub, Inc., LMA Merger Sub, Inc. DAE and TC Group L.L.C., an affiliate of The Carlyle Group. The acquisition of each of the Company and Landmark are conditioned on the acquisition of the other and subject to certain customary conditions as well as government approvals including with respect to the Committee on Foreign Investment in the United States (“CFIUS”). The transactions are expected to close during the third calendar quarter of 2007.

On May 8, 2007, the Company, caused its subsidiary, Standard Aero, Inc. (“Standard Aero”) to enter into a Purchase Agreement pursuant to which Standard Aero agreed to purchase all the issued and outstanding capital stock of TSS Aviation, Inc. (“TSS”) from its parent company, TSS Holdings Inc. for approximately $65 million. The consummation of the acquisition is conditioned upon certain customary conditions as well as termination of the waiting period under the Hart Scott Rodino Act. The acquisition will be financed through additional borrowings under the Company’s senior secured term loan facility and is expected to close during the second calendar quarter of 2007.

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

There are no revenues between segments.

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2007

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$183,059	$11,871	$—	$194,930

Income (loss) before income taxes	12,829	1,964	(10,053)	4,740

For the three months ended March 31, 2006

		Enterprise
	Aviation MRO	Services	Unallocated	Total
		(In thousands)
Revenues	$177,270	$8,528	$—	$185,798

Income (loss) before income taxes	19,143	(483)	(13,008)	5,652

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13	Guarantor information

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
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$171,842	$23,429	$(341)	$194,930

Operating expenses
Cost of revenues	—	147,412	21,590	(341)	168,661
Selling, general and administrative expense	(124)	8,812	1,780	—	10,468
Amortization of intangible assets	—	2,146	—	—	2,146

Total operating expenses	(124)	158,370	23,370	(341)	181,275

Income from operations	124	13,472	59	—	13,655

Interest expense	9,359	(430)	(14)	—	8,915

Income (loss) before income taxes	(9,235)	13,902	73	—	4,740

Income tax expense (benefit)	(4,027)	5,265	61	—	1,299

Income (loss) before equity earnings of Subsidiaries	(5,208)	8,637	12	—	3,441

Equity in earnings (loss) of subsidiaries	8,649	42	—	(8,691)	—

Net income (loss)	$3,441	$8,679	$12	$(8,691)	$3,441

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Revenues	$—	$165,796	$21,043	$(1,041)	$185,798

Operating expenses
Cost of revenues	—	136,742	19,273	(1,041)	154,974
Selling, general and administrative expense	2,019	9,892	1,642	—	13,553
Amortization of intangible assets	—	2,146	—	—	2,146

Total operating expenses	2,019	148,780	20,915	(1,041)	170,673

Income (loss) from operations	(2,019)	17,016	128	—	15,125

Interest expense	7,639	1,805	29	—	9,473

Income (loss) before income taxes	(9,658)	15,211	99	—	5,652

Income tax expense (benefit)	(3,380)	5,622	(364)	—	1,878

Income (loss) before equity earnings of Subsidiaries	(6,278)	9,589	463	—	3,774

Equity in earnings (loss) of subsidiaries	10,052	503	—	(10,555)	—

Net income (loss)	$3,774	$10,092	$463	$(10,555)	$3,774

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2007
(Unaudited)

			Subsidiary
		Subsidiary	Non-	Combining
	Parent	Guarantors	Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$75	$863	$1,843	$—	$2,781
Cash and cash equivalents (restricted)	—	40,927	—	—	40,927
Accounts receivable, net	—	101,661	19,678	—	121,339
Due from related party	54,486	234,936	3,603	(293,025)	—
Inventories	—	120,077	27,252	—	147,329
Prepaid expenses and other current assets	23	6,575	931	—	7,529
Income taxes receivable	—	871	—	—	871
Deferred income taxes	46	1,042	144	—	1,232

Total current assets	54,630	506,952	53,451	(293,025)	322,008

Deferred finance charges	7,626	6,656	—	—	14,282
Deferred income taxes	—	6,340	1,895	—	8,235
Property, plant and equipment, net	—	111,451	19,390	—	130,841
Intangible assets, net	—	178,806	3,594	—	182,400
Due from related party	—	6,004	—	(6,004)	—
Goodwill	—	189,909	—	—	189,909
Investments in subsidiaries	755,015	35,493	—	(790,508)	—

Total assets	$817,271	$1,041,611	$78,330	$(1,089,537)	$847,675

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	316	87,247	8,130	—	95,693
Other accrued liabilities	5,067	13,092	2,249	—	20,408
Due to related party	211,731	72,473	12,445	(293,025)	3,624
Unearned revenue	—	51,368	4,713	—	56,081
Accrued warranty provision	—	2,702	835	—	3,537
Income taxes payable	—	—	56	—	56
Deferred income taxes	—	—	26		26
Current portion of long-term debt	2,000	28	—	—	2,028

Total current liabilities	219,114	226,910	28,454	(293,025)	181,453

Deferred income taxes	679	60,701	4,838	—	66,218
Due to related party	—	—	6,004	(6,004)	—
Long-term debt	412,500	295	—	—	412,795
Other accrued liabilities	—	2,207	24	—	2,231

Total liabilities	632,293	290,113	39,320	(299,029)	662,697

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,132	709,656	47,612	(757,268)	215,132
Accumulated deficit	(30,154)	41,842	(8,602)	(33,240)	(30,154)

Total stockholder’s equity	184,978	751,498	39,010	(790,508)	184,978

Total liabilities and stockholder’s equity	$817,271	$1,041,611	$78,330	$(1,089,537)	$847,675

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$272	$13,282	$3,493	$—	$17,047
Cash and cash equivalents (restricted)	—	35,200	—	—	35,200
Accounts receivable, net	—	98,786	15,619	—	114,405
Due from related party	51,938	214,283	499	(266,720)	—
Inventories	—	110,342	30,218	—	140,560
Prepaid expenses and other current assets	44	4,535	916	—	5,495
Income taxes receivable	—	309	2,266	—	2,575
Deferred income taxes	—	1,209	284	—	1,493

Total current assets	52,254	477,946	53,295	(266,720)	316,775

Deferred finance charges	7,834	7,046	—	—	14,880
Deferred income taxes	—	5,981	1,403	—	7,384
Property, plant and equipment, net	—	112,147	19,885	—	132,032
Intangible assets, net	—	181,511	3,730	—	185,241
Due from related party	—	5,896	—	(5,896)	—
Goodwill	—	189,909	—	—	189,909
Investments in subsidiaries	746,366	35,451	—	(781,817)	—

Total assets	$806,454	$1,015,887	$78,313	$(1,054,433)	$846,221

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$—	$75,146	$7,618	$—	$82,764
Other accrued liabilities	10,004	17,731	2,675	—	30,410
Due to related party	194,370	63,369	12,921	(266,720)	3,940
Unearned revenue	—	51,095	4,450	—	55,545
Accrued warranty provision	—	3,349	1,097	—	4,446
Income taxes payable	—	1,051	157	—	1,208
Deferred income taxes	—	—	24		24
Current portion of long-term debt	—	27	—	—	27

Total current liabilities	204,374	211,768	28,942	(266,720)	178,364

Deferred income taxes	576	61,005	4,477	—	66,058
Due to related party	—	—	5,896	(5,896)	—
Long-term debt	420,000	295	—	—	420,295

Total liabilities	624,950	273,068	39,315	(272,616)	664,717

Stockholder’s equity
Common stock	—	—	—	—	—
Additional paid in capital	215,099	709,656	47,612	(757,268)	215,099
Accumulated deficit	(33,595)	33,163	(8,614)	(24,549)	(33,595)

Total stockholder’s equity	181,504	742,819	38,998	(781,817)	181,504

Total liabilities and stockholder’s equity	$806,454	$1,015,887	$78,313	$(1,054,433)	$846,221

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$3,441	$8,679	$12	$(8,691)	$3,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	5,219	1,305	—	6,524
Amortization of deferred finance charges	345	390	—	—	735
Deferred income taxes	57	(496)	11	—	(428)
Loss on disposal of property, plant And equipment	—	6	—	—	6
Foreign exchange (gain) / loss	—	(15)	21	—	6
Stock based compensation expense	33	—	—		33
Equity in earnings of subsidiaries	(8,649)	(42)	—	8,691	—
Changes in assets and liabilities Accounts receivable, net	—	(2,875)	(4,059)	—	(6,934)
Inventories	—	(9,735)	2,966	—	(6,769)
Prepaid expenses and other current assets	21	(2,040)	(15)	—	(2,034)
Accounts payable and other accrued liabilities	(4,758)	(4,775)	87	—	(9,446)
Income taxes payable and receivable	—	594	2,189	—	2,783

Net cash (used in) provided by operating activities	(9,510)	(5,090)	2,517	—	(12,083)

Investing activities
Acquisitions of property, plant and equipment	—	(852)	(208)	—	(1,060)
Proceeds on disposal of property, plant and equipment	—	2	—	—	2
Acquisition of rental assets	—	(1,928)	(977)	—	(2,905)
Proceeds on disposal of rental assets	—	1,069	511	—	1,580
Acquisition of intangible assets	—	(750)	—	—	(750)

Net cash used in investing activities	—	(2,459)	(674)	—	(3,133)

Financing activities
Repayment of debt	(7,500)	—	—	—	(7,500)
Increase in revolving credit facility	2,000	—	—		2,000
Payments of capital lease obligations and other	—	(4)	—	—	(4)
Change in due to / (from) related companies	14,813	(11,657)	(3,472)	—	(316)
Change in cash overdraft	—	6,771	—	—	6,771

Net cash (used in) provided by financing activities	9,313	(4,890)	(3,472)	—	951

Effect of exchange rate changes on cash and cash equivalents	—	20	(21)	—	(1)

Net decrease in cash and cash equivalents	(197)	(12,419)	(1,650)	—	(14,266)
Cash and cash equivalents – Beginning of period	272	13,282	3,493	—	17,047

Cash and cash equivalents – End of period	$75	$863	$1,843	$—	$2,781

STANDARD AERO HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006
(Unaudited)

		Subsidiary	Subsidiary	Combining
	Parent	Guarantors	Non-Guarantors	Adjustments	Total
	(In thousands)
Operating activities
Net income (loss) for the period	$3,774	$10,092	$463	$(10,555)	$3,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	—	5,229	615	—	5,844
Amortization of deferred finance charges	—	913	—	—	913
Deferred income taxes	257	(1,034)	14	—	(763)
Gain on disposal of property, plant and equipment	—	(2)	—	—	(2)
Foreign exchange loss / (gain)	—	175	(39)	—	136
Equity in earnings (losses) of subsidiaries	(10,052)	(503)	—	10,555	—
Changes in assets and liabilities
Accounts receivable, net	—	11,530	178	—	11,708
Inventories	—	(16,636)	(2,317)	—	(18,953)
Prepaid expenses and other current assets	15	230	(118)	—	127
Accounts payable and other accrued liabilities	(4,411)	6,684	(2,632)	—	(359)
Income taxes payable and receivable	—	(1,780)	(407)	—	(2,187)

Net cash (used in) provided by operating activities	(10,417)	14,898	(4,243)	—	238

Investing activities
Acquisitions of property, plant and equipment	—	(1,134)	(100)	—	(1,234)
Proceeds on disposal of property, plant and equipment	—	4	—	—	4
Acquisition of rental assets	—	(4,653)	(538)	—	(5,191)
Proceeds on disposal of rental assets	—	2,297	599	—	2,896

Net cash used in investing activities	—	(3,486)	(39)	—	(3,525)

Financing activities
Repayment of debt	(20,000)			—	(20,000)
Payments of capital lease obligations and other		(320)	(40)		(360)
Increase in revolving credit facility	—	—	—	—	—
Change in due to / (from) related companies	30,289	(35,268)	4,979	—	—

Net cash (used in) provided by financing activities	10,289	(35,588)	4,939	—	(20,360)

Effect of exchange rate changes on cash and cash equivalents	—	(175)	39	—	(136)

Net (decrease) increase in cash and cash equivalents	(128)	(24,351)	696	—	(23,783)
Cash and cash equivalents – Beginning of period	557	20,519	2,980	—	24,056

Cash and cash equivalents – End of period	$429	$(3,832)	$3,676	$—	$273

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
Certain statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including those risks and uncertainties described under the caption “ Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Recent Events
     On April 2, 2007, Standard Aero Acquisition Holdings, Inc. (“Standard Aero”), our parent company entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which Dubai Aerospace Enterprise LTD (“DAE”) agreed to purchase Standard Aero and Piedmont/Hawthorne Holdings, Inc. (d/b/a Landmark Aviation) (“Landmark”) from The Carlyle Group and certain members of the companies’ management for aggregate consideration of $1.8 billion, with $1.034 billion being allocated to the purchase of Standard Aero. The Agreement provides that DAE will divest the fixed-base operations, or FBO, and other non-core assets of Landmark to a yet-to-be-identified unaffiliated third party.
     The parties to the Agreement are Standard Aero, Landmark, SAH Merger Sub, Inc., LMA Merger Sub, Inc. DAE and TC Group L.L.C., an affiliate of The Carlyle Group. The acquisition of each of Standard Aero and Landmark are conditioned on the acquisition of the other and subject to certain customary conditions as well as government approvals including with respect to the Committee on Foreign Investment in the United States (“CFIUS”). The transactions are expected to close during the third calendar quarter of 2007.
     On May 8, 2007, we entered into a Purchase Agreement pursuant to which we agreed to purchase all the issued and outstanding capital stock of TSS Aviation, Inc. (“TSS”) from its parent company, TSS Holdings Inc. for approximately $65 million. The consummation of the acquisition is conditioned upon certain customary conditions as well as termination of the waiting period under the Hart Scott Rodino Act. The acquisition will be financed through additional borrowings under our senior secured term loan facility and is expected to close during the second calendar quarter of 2007.
Trends Affecting Our Business
     Military MRO. The MRO services, including redesign services, that we provide to military aviation end-users contributed approximately 43% of our revenues for the three months ended March 31, 2007 and 46% of our revenues for the year ended December 31, 2006. A significant portion of our military aviation end-user revenues are generated by the MRO services we provide directly or indirectly to the United States military, including those provided under our Kelly Air Force Base subcontract. The demand for these MRO services is driven to a large extent by U.S. military outsourcing practices, Department of Defense budgets, serviceable stock levels and the utilization rate of the types of aircraft engines for which we provide MRO services. Utilization and funding for the U.S. military has been at a historically high level during the past several years due to the increased operational tempo of the U.S. military related to the war on terror. We believe that this increased utilization and spending peaked during 2004 for the principal military engine that we service, the Rolls-Royce T56, which powers the C-130 Hercules, P-3 Orion, and C-2 Greyhound aircraft.
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
     We have benefited from the historically high utilization rate for aircraft equipped with the T56 engine and the conversion of certain parts from government supplied to contractor supplied. However, due to decreases in fleet utilization, some aircraft retirements and increases in serviceable engine stock levels, we have experienced a decrease in demand by the U.S. military for T56 MRO services in recent periods. Our T56 MRO revenues, Adjusted EBITDA and Net Income will also be affected by cost-savings commitments contained in the amended agreement made with KAC, see “Risk Factors” and “— Kelly Air Force Base Subcontract” in our annual report on Form 10-K for the year ended December 31, 2006. We do not anticipate that T56 MRO revenues, provided directly or indirectly, to the U.S. military will return to 2004 levels in the foreseeable future. Our T56 MRO services were approximately 25% lower for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     We have also benefited in recent periods from an increasing reliance by the U.S. military on outsourcing its MRO services, including aircraft engine MRO services such as those that we provide under the Kelly Air Force Base subcontract and our MRO redesign and transformation services. In the second quarter of 2005, the United States Air Force awarded Battelle a 10-year contract to redesign the MRO processes and industrial facilities at the Oklahoma City Air Logistics Center. Our Enterprise Services business was chosen to be the prime subcontractor to Battelle to provide a significant portion of the redesign and transformation services under that contract. Revenues under these contracts were $11.9 million for the three months ended March 31, 2007 and $44.9 million for the year ended December 31, 2006. We continue to perform transformation work for the USAF at the Ogden-Air Logistics Center and have teams in place pursuing similar transformation and process improvement requirements at other U.S. military bases.
     In recent years the U.S. Department of Defense and foreign military organizations have started to award outsourcing contracts on the basis of performance based logistics (PBL), contractor logistics support (CLS), and other forms of performance-based, end-to-end support that bundle aircraft, engine, and other systems MRO and support into a single contract. This type of contracting trend may limit the number of potential prime contractors that qualify to bid on such contracts and may limit the number of engine-only outsourcing opportunities. In order to position ourselves to compete in this evolving military contracting environment, we intend to seek opportunities to partner with other types of service providers that will enable us to be part of a team that can provide bundled MRO and other aircraft services. In 2006 we were awarded a subcontract to support the U.S. Navy P&WC PT6A powered T-33 and T-34 trainer fleet of aircraft under CLS Sikorsky Support Services Inc. We currently provide PT6A engine maintenance and support on the US Army C-23 Sherpa fleet under a CLS prime contractor, M7 Aerospace.
     Regional Jet Engine MRO. We have invested in facilities and equipment in support of our MRO programs for the AE3007 and CF34 engines, which are primarily used on 35- to 110-seat regional jets. Our investments in this regard have primarily been associated with obtaining OEM authorizations and licenses for these engines and in the advanced facilities in which we provide MRO services for them. We do not expect to begin to fully realize the benefit of our investment in the CF34 platform until 2007, when we expect that scheduled CF34 overhauls will increase in 2007. Until such time our gross profit margins will be offset by the fixed costs of this program. We expect that AE3007 revenues will continue to provide a significant portion of our revenues for the foreseeable future and that the AE3007 platform will continue to be an important part of our business strategy. AE3007 revenues were approximately 10% higher for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
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
     Very Light Jet market. A very light jet (VLJ) is a small jet aircraft approved for single-pilot operation with a maximum take-off weight of under 10,000 lbs. They are lighter than what is commonly termed business jets and typically seat between three and seven passengers plus one crew member. A number of designs are currently in development, and will feature advanced avionics with glass cockpit technology. VLJs are intended to have lower operating costs than conventional jets, and will be able to operate from runways as short as 3,000 feet and be used in point-to-point air taxi service. In total, over 4,000 VLJs have been ordered from three manufacturers. Cessna Aircraft Company delivered the first ever production VLJ, the six-seater Citation Mustang on November 23, 2006. Cessna has over 300 orders for the Mustang, mainly from owner-operators. Eclipse Aviation, based in Albuquerque, New Mexico, has 2,500 of its Eclipse 500 aircraft on back order. Eclipse has announced that they intend to deliver 400 airplanes in 2007 and eventually plan to have a production capacity of 1,000 airplanes per year. DayJet, a Florida based Air Taxi start up, has 239 firm orders and options for 70 additional Eclipse 500s. DayJet anticipates beginning revenue service by the end of 2007. Adam Aircraft, of Denver Colorado announced that they have an order backlog of 282 of its Adam A700 VLJ offering. Adam has a prototype plane flying with full certification expected in 2007. Magnum Jet, a future air taxi provider has ordered 101 copies of the Adam A700.
     We continue to monitor the VLJ market to assess the impact it may have on the business aviation and regional jet markets that we serve. To the extent that the VLJ operators grow their position in the market, we anticipate that the majority of their engine MRO work would be outsourced to OEMs and independent MRO service providers.
Financial statement presentation
     The following discussion provides a brief description of certain items that appear in our consolidated financial statements and general factors that impact these items.
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
     Revenue recognition. We have three significant types of Aviation MRO revenue contracts; time and materials contracts, fixed price contracts and pay by the hour (PBH) contracts. Each of the three types of contracts may have multiple deliverables. These deliverables are: (i) engine repair services and engine parts and modules embodied and (ii) replacement engine rental revenue. In these arrangements, revenue is allocated based on the relative fair values of each of these deliverables. For all contracts, rental engine revenue, if applicable, is recognized monthly based on the hours flown multiplied by the appropriate hourly rate. For time and material and fixed contracts, engine repair services and engine parts embodied revenue and costs are recognized upon customer acceptance and shipment due to the majority of contracts being subject to strict regulatory and manufacturer testing procedures. For PBH contracts, we recognize revenue on PBH contracts upon customer acceptance and shipment due to the significant acceptance process, using a proportional performance model based on completed output deliverables under each contract. Recognition of revenue associated with unbilled receivables is limited to amounts contractually recoverable. Estimates of total contract revenue and costs for PBH contracts are reviewed at a minimum each quarter. We record a loss provision for contracts when we determine that estimated future cost will exceed estimated future revenues. Historically, such loss provisions have not materially changed our recognized revenues or cost of revenues. The estimates that we use in connection with making these determinations are based on our expectations with respect to our customers’ utilization of engines during the contract. As a result, such estimates may be materially impacted by changes in our customers’ engine utilization, including as a result of general economic slowdowns, fleet retirements and changes in our customer’s codeshare agreements. Such changes could result in our recording material loss provisions that could materially affect our revenues and cost of revenues. Our revenues related to providing design and implementation of operational redesigns is recognized as services are completed and predefined milestones are achieved.
Effective in the first quarter of 2007, our method of recognizing revenue for PBH contracts changed to a proportional performance model based on the expected number of completed output deliverables under each contract from a proportional performance model based on cost incurred.
     Reserve for warranty costs. We provide reserves to account for estimated costs associated with current and future warranty claims. Warranty claims arise when an engine we service fails to perform to required specifications during the relevant warranty period. The warranty reserve is provided for by increasing our cost of revenues by an estimate based on our current and historical warranty claims and associated repair costs. Should actual warranty claims and associated repair costs exceed our estimates, our cost of sales may increase in the future. A 50% increase versus our historical average warranty experience would result in a $0.9 million increase in our cost of revenues.
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
     Inventory. We value our inventory at standard cost using the first-in first-out, or FIFO, method, and state our inventories at the lower of cost or net realizable value. In making such determinations, cost represents the actual cost of raw materials, direct labor and an allocation of overhead in the case of work in progress. We write down our inventory for estimated obsolescence or unmarketable inventory on a part-by-part basis using aging profiles. Aging profiles are determined based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected, then inventory adjustments may be required. Should future demand or market conditions prove to be different than our estimates, our cost of sales may increase. A 1% increase in our inventory provision would result in a $0.7 million increase in our cost of revenues.
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
     We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence including past operating results and the feasibility of ongoing tax planning strategies, among others. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
Results of Operations
Three Months Ended March 31, 2007 compared with the Three Months ended March 31, 2006
The following table sets forth certain financial data for the periods indicated:

	Three months	Three months
	ended March	ended March
	31, 2007	31, 2006
	(In thousands)
Revenues	$194,930	$185,798

Cost of revenues Cost of revenues	168,661	154,974

Gross profit	26,269	30,824

Selling, general and administrative expense	10,468	13,553

Amortization of intangible assets	2,146	2,146

Income from operations	13,655	15,125

Interest expense	8,915	9,473

Income before income taxes	4,740	5,652

Income tax expense	1,299	1,878

Net income	$3,441	$3,774

Revenues. Total revenues increased $9.1 million, or 5%, to $194.9 million for the three months ended March 31, 2007 from $185.8 million for the three months ended March 31, 2006. This increase was primarily attributable to a $5.8 million increase in revenue in our Aviation MRO operating segment primarily attributable to increased services for our turbofan engine platforms. Revenue in our Enterprise Services business increased $3.3 million as we provided redesign services under our subcontract agreements with Battelle for the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Gross profit. Gross profit was $26.3 million, or 13% of total revenues, for the three months ended March 31, 2007 and was $30.8 million, or 17% of total revenues, for the three months ended March 31, 2006. Gross profit during the 2007 period was lower than in the 2006 period primarily due to a $4.2 million price reduction under our Kelly Air Force Base subcontract agreement and the reduction in gross profit due to the revenue mix change on the engine platforms that we service in our Aviation MRO business. The decrease in gross profit was partially offset by a $2.5 million gross profit increase related to increased revenues and efficiencies in our Enterprise Services business and approximately $0.8 million related to changes in estimates in inventory and warranty provisions due to improvements in our historical experience.
Selling, general and administration expense. SG&A expense was $10.5 million, or 5% of total revenues, for the three months ended March 31, 2007 and was $13.5 million, or 7% of total revenues, for the three months ended March 31, 2006. SG&A expense during the 2007 period reflects a $1.1 decrease in professional fees, a decrease relating to a withholding provision adjustment and a general reduction in SG&A expense.
Amortization of intangible assets. Amortization of intangible assets was $2.1 million, or 1% of total revenues, for the three months ended March 31, 2007 and was $2.1 million, or 1% of total revenues, for the three months ended March 31, 2006.
Income from operations. Income from operations was $13.7 million, or 7% of total revenues, for the three months ended March 31, 2007 and was $15.1 million, or 8% of total revenues, for the three months ended March 31, 2006. Income from operations during the 2007 period was lower than in the 2006 period principally due to the price reduction under our Kelly Air Force Base subcontract agreement and the items described under SG&A above.
Interest expense. Interest expense was $8.9 million, or 5% of total revenues, for the three months ended March 31, 2007 and was $9.5 million, or 5% of total revenues, for the three months ended March 31, 2006. The decrease in interest expense reflects the lower average debt levels during the period partially offset by an increase in interest rates to 7.6% for the 2007 period from 7.0% for the 2006 period.
Income tax expense. The effective tax rate for the three months ended March 31, 2007 was 27% as compared to the U.S. statutory rate of 35% primarily due to the release of certain tax reserves and the impact of foreign exchange rates on deferred tax balances. The effective tax rate for the three months ended March 31, 2006 was 33% as compared to the U.S. statutory rate of 35% primarily due to the impact of foreign exchange rates on deferred tax balances.

Segment Results of Operations
Three Months Ended March 31, 2007 compared to the Three Months ended March 31, 2006
The Company has determined that it operates in two operating segments: (1) Aviation MRO, and (2) Enterprise Services. The following table reconciles segment revenue and income from operations to total revenue and net income:

	Three months	Three months
	ended March	ended March
	31, 2007	31, 2006
	(In thousands)
Revenues:
Aviation MRO	$183,059	$177,270
Enterprise Services	11,871	8,528

Total revenue	194,930	185,798

Segment Income (loss) from Operations:
Aviation MRO	12,829	19,143
Enterprise Services	1,964	(483)

Segment income from operations	14,793	18,660
Corporate expenses	1,138	3,535
Interest expense	8,915	9,473

Income before income taxes	4,740	5,652
Income tax expense	1,299	1,878

Net income	$3,441	$3,774

Aviation MRO
Three Months Ended March 31, 2007 compared to the Three Months ended March 31, 2006
Revenues. Aviation MRO revenues increased $5.8 million, or 3%, to $183.1 million for the three months ended March 31, 2007 from $177.3 million for the three months ended March 31, 2006. The Aviation MRO revenue increase was primarily attributable to a $17.5 million increase in our turbofan revenues primarily as a result of increased inputs on the CF34 and AE3007 engine platforms. Revenues from our regional airline turboprop and business aircraft turboprop end users increased $4.4 million during the period. Revenues from our non-aviation engine platforms increased $2.9 million during the period due to timing of maintenance events under certain service contracts. Revenues for our military MRO services primarily from the United States Air Force under our subcontract agreement with KAC decreased $19.3 million during the period.
Segment income from operations. Aviation MRO segment income from operations was $12.8 million for the three months ended March 31, 2007 and was $19.1 million for the three months ended March 31, 2006. The decrease in Aviation MRO segment income from operations during the 2007 period resulted from decreases in income from operations associated with the $4.2 million price reduction under the Kelly Air Force Base subcontract and $2.9 million adverse change due to the revenue changes for the engine platforms that we service described above, partially offset by improvements in our SG&A expenses and approximately $0.8 million related to changes in estimates in inventory and warranty provisions due to improvements in our historical experience.
Enterprise Services
Three Months Ended March 31, 2007 compared to the Three Months ended March 31, 2006
Revenues. Enterprise Services revenues increased $3.3 million to $11.9 million for the three months ended March 31, 2007 from $8.5 million for the three months ended March 31, 2006. This increase was primarily a result of increased deliveries of redesign services, under our subcontract agreements with Battelle, to the United States Air Force at Tinker Air Force Base in Oklahoma City, Oklahoma and Hill Air Force Base in Ogden, Utah.
Segment income from operations. Enterprise Services segment income from operations was $2.0 million for the three months ended March 31, 2007 and was a loss of $0.5 million for the three months ended March 31, 2006. The increase in income from operations is a result of improved labour and overhead efficiencies and increased revenue generating activities under our Battelle contracts.
Liquidity and capital resources
Liquidity requirements
Our principal cash requirements are to fund working capital, to fund capital expenditures and to service our indebtedness.
In recent periods and during the period ended March 31, 2007, our capital expenditures have been divided between annual capital projects and net rental asset pool investments. During the period ended March 31, 2007, we made capital expenditures (including the net change in our rental asset pool) of $1.9 million. We expect to make approximately $15.0 million in net capital expenditures in 2007.
Our indebtedness at May 11, 2007 consisted of:
•	our senior credit facilities, consisting of an eight-year term loan facility, under which we had outstanding indebtedness of $212.5 million, and a $50.0 million six-year revolving credit facility, under which we had $4.5 million outstanding indebtedness; and

•	$200.0 million in aggregate principal amount of our 8 1/4% senior subordinated notes due 2014.
Restricted cash represents the balance of payments made by our customers in advance of the MRO services to be performed under contract. These amounts remain in a trust account until such time as we perform a MRO service covered under the contract and upon completion, the funds are transferred to us. At March 31, 2007 our restricted cash balance was $40.9 million.
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
Senior credit facilities
Borrowings under our senior credit facilities bear interest at either a floating base rate or a LIBOR rate plus, in each case, an applicable margin. At March 31, 2007, our borrowings under our senior credit facilities bore interest based on LIBOR. In addition, we pay a commitment fee in respect of unused revolving commitments. Subject to certain exceptions, our senior credit facilities require mandatory prepayments of the loans with 50% of our annual excess cash flow (as defined in the senior credit facilities) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under our senior credit facilities are guaranteed by all of our existing and future wholly-owned U.S. and Canadian subsidiaries (except for unrestricted subsidiaries) and by our parent, and are secured by a security interest in substantially all of our assets and the assets of our direct and indirect restricted U.S. subsidiaries that are guarantors, including a pledge of all of our capital stock, the capital stock of each of our restricted U.S. subsidiaries and 65% of the capital stock of certain of our non-U.S. subsidiaries that are directly owned by us or one of our restricted U.S. subsidiaries.

We made optional prepayments under the term loan portion of our senior credit facilities of $40.0 million in 2004, $15.0 million in 2005, $50.0 million in 2006 and $7.5 on January 31, 2007. These prepayments have been applied against our future scheduled prepayments and we do not have a scheduled payment until March 2012.
From time to time we have drawn down on our revolving credit facility in order to provide short term liquidity. Such borrowings have ranged from $2.0 million to $16.0 million and have been repaid within approximately 12 weeks from the draw down date.
In connection with our anticipated acquisition of TSS, we expect that we will amend the senior credit facilities to borrow approximately $65 million in additional term loans.
Senior credit agreement covenant compliance
Our senior credit facilities contain various restrictive operating and financial covenants. Compliance with these covenants is essential to our ability to continue to meet our liquidity needs, as a failure to comply could result in a default under our senior credit facilities and permit our senior lenders to accelerate the maturity of our indebtedness. Such an acceleration of our indebtedness would have a material adverse affect on our liquidity, including on our ability to make payments on our other indebtedness and our ability to operate our business. We believe that the two most material financial covenants under our senior credit facilities are the consolidated leverage ratio and the consolidated net interest coverage ratio, which are both based on Adjusted EBITDA, as defined in our senior credit facilities. We expect that in connection with the amendment in the senior credit facilities that will occur at the closing of the TSS acquisition, both of these financial covenants will be amended to reflect the effect of the TSS acquisition.
The consolidated leverage ratio measures the ratio of our outstanding debt net of cash at fiscal-year end to our Adjusted EBITDA for the fiscal year then ended, and requires the ratio not exceed certain limits. This covenant required us to have a ratio of outstanding debt net of cash to Adjusted EBITDA of no more than 5.25 to 1 at March 31, 2007. At March 31, 2007, our outstanding debt net of cash and cash overdrafts was $418.8 million and Adjusted EBITDA for the last twelve months ended March 31, 2007 was $92.3 million, resulting in a consolidated leverage ratio at March 31, 2007 of 4.53 to 1, compared to outstanding debt net of cash of $403.2 million at December 31, 2006 and Adjusted EBITDA of $94.1 million for the year ended December 31, 2006, resulting in a consolidated leverage ratio at December 31, 2006 of 4.28 to 1.
The consolidated net interest coverage ratio covenant measures the ratio of our Adjusted EBITDA for any period of four consecutive quarters to our cash interest expense during the same four quarters. The minimum interest coverage ratio covenant required us to have a ratio of Adjusted EBITDA to cash interest expense of at least 2.50 to 1 at March 31, 2007. For the four quarters ended March 31, 2007, our cash interest expense was $34.8 million, resulting in an interest coverage ratio of 2.65 to 1 at March 31, 2007, compared to cash interest expense of $35.2 million for the four quarters ended December 31, 2006, resulting in an interest coverage ratio of 2.67 to 1 at December 31, 2006.
We are currently in compliance in all material respects with the covenants in the senior credit facilities. We do not anticipate that the cost savings commitment under the KAC settlement will result in noncompliance with the financial covenants in our senior credit facility. For additional discussion of the risks associated with such non-compliance, see “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following table presents a reconciliation of Adjusted EBITDA, as defined in the senior credit facilities to net income:

			Last 12
			months
		April 1 –	ended
	January 1 –	December 31,	March 31,
	March 31, 2007	2006	2007
	(In millions)
Net income	$3.4	$15.8	$19.2
Add:
Depreciation and amortization	6.5	19.7	26.2
Interest expense, net	8.9	29.1	38.0
Provision (benefit) for income taxes	1.3	(1.3)	0.0
Non-recurring expenses (1)	0.0	7.4	7.4
Management fee	0.4	1.1	1.5

Adjusted EBITDA	$20.5	$71.8	$92.3

(1)	We incurred $7.4 million in costs associated with a charge under a fixed price per engine utilization contract, professional fees and other costs associated with the KAC contractual review and a fixed asset write-off during the period April 1, 2006 to December 31, 2006.
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
Cash flows
The following table sets forth our combined cash flows for the periods indicated:

	Three months	Three months
	ended March	ended March
	31, 2007	31, 2006
	(In thousands)
Net cash (used in) provided by operating activities	$(12,083)	$238
Net cash used in investing activities	(3,133)	(3,525)
Net cash provided by (used in) financing activities	951	(20,360)
Effect of exchange rate changes on cash and cash equivalents	(1)	(136)

Net decrease in cash and cash equivalents	$(14,266)	$(23,783)

Net cash (used in) provided by operating activities
Net cash used in operating activities for the three months ended March 31, 2007 was $12.1 million. The net cash used was primarily attributable to a $6.9 million increase in accounts receivable, a $6.8 million increase in inventory primarily related to work in process and a $9.4 million decrease in accounts payable primarily related to our Enterprise Services business.
Net cash provided by operating activities for the three months ended March 31, 2006 was $0.2 million. The net cash provided was primarily attributable to net income of $3.8 million and a $11.7 million decrease in accounts receivable levels. The net cash provided by operating activities was reduced by a $19.0 million increase in inventory related to increased work in process.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures on property, plant and equipment, rental engines and OEM authorizations, offset by proceeds from the disposition of property, plant and equipment and rental engines. Net cash used in investing activities for the three months ended March 31, 2007 was $3.1 million, which was primarily due to capital expenditures related to net changes in our rental asset pool.
Net cash used in investing activities for the three month period ended March 31, 2006 was $3.5 million, which was primarily due to capital expenditures related to our rental asset pool.
Net cash provided by (used in) financing activities
Net cash provided by financing activities during the three months ended March 31, 2007 was $1.0 million. We made an optional prepayment of $7.5 million on January 31, 2007 under the term loan portion of our senior credit facilities. The payment has been applied against our future scheduled prepayments, and we do not have a scheduled payment until March 2012. At March 31, 2007, we had $2.0 million outstanding on our revolving credit facility and $6.8 million of cash overdrafts on our operating bank facilities.
Net cash used in financing activities during the three months ended March 31, 2006 was $20.4 million. On January 26, 2006 we made an optional prepayment of $15.0 million and on February 28, 2006 we made an optional prepayment of $5.0 million under the term loan portion of our senior credit facilities. These payments have been applied against our future scheduled prepayments.

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
     Interest rate risks. We are subject to interest rate risk in connection with borrowings under our senior credit facilities. As of March 31, 2007, we have $212.5 million outstanding under the term-loan portion of our senior credit facilities, bearing interest at variable rates. Each change of 0.125% in interest rates would result in a $0.3 million change in annual interest expense on term-loan borrowings. In addition, any borrowings under the revolving credit portion of the senior credit facilities will bear interest at variable rates. Assuming the revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $0.1 million change in annual interest expense on our revolving loan facility. Any debt we incur in the future may also bear interest at floating rates.
     Currency risks. Our assets and liabilities in foreign currencies are translated at the period-end rate. Exchange differences arising from this translation are recorded in our statement of operations. Currency exposures can arise from revenues and purchase transactions denominated in foreign currencies. Generally, transactional currency exposures are naturally hedged; that is, revenues and expenses are approximately matched, but where appropriate, are covered using forward exchange contracts and options. We expect to continue to enter into financial hedges, primarily option contracts, to reduce foreign exchange volatility. We are exposed to credit losses in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. There were no foreign currency hedging arrangements outstanding at March 31, 2007.

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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2007.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The risks affecting our Company are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 13, 2007. As of the date of this report, there were no material changes to the risks affecting our Company as reported in our Annual Report.

ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1*†
Agreement and Plan of Merger dated as of April 2, 2007 by and among Dubai Aerospace Enterprise (DAE) Ltd, LMA Merger Sub, Inc., SAH Merger Sub Inc., Piedmont/Hawthorne Holdings Inc., Standard Aero Acquisition Holdings Inc., and TC Group, L.L.C.

2.2*	Purchase Agreement dated as of May 8, 2007 by and among TSS Aviation, Inc., TSS Holdings, Inc. and Standard Aero, Inc.

3.1	Certificate of Incorporation of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

3.2	Bylaws of Standard Aero Holdings, Inc. (incorporated by reference to Exhibit 3.17 of Standard Aero Holdings, Inc.’s Registration Statement No. 333-124394).

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

18.1	PricewaterhouseCoopers letter to the Board of Directors, Standard Aero Holdings, Inc., dated May 11, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(b) (17 CFR 240.15d-14(b)) and 18 U.S.C. Section 1350.

*	Upon the request of the SEC, the Company will furnish supplementally a copy of the schedules to this agreement which have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
†	Portions of this agreement have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company’s request for confidential treatment of such information under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AERO HOLDINGS, INC.
Dated: May 15, 2007	/s/ DAVID SHAW
	Name:	David Shaw
	Title:	Chief Executive Officer (principal executive officer)

Dated: May 15, 2007	/s/ BRADLEY BERTOUILLE
	Name:	Bradley Bertouille
	Title:	Chief Financial Officer (principal financial and accounting officer)